Form 10QSB
period 1995-09-30
AMBER RESOURCES CO
filed 1995-11-20
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1995 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD
     FROM
     __________ TO __________



                  Commission file number    0-8874



                          Amber Resources Company

          (Exact name of registrant as specified in its charter)



          Delaware                            84-0750506
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)



  555 17th Street, Suite 3310
     Denver, Colorado                           80202
    (Address of principal                     (Zip Code)
      executive offices)


                          (303) 293-9133
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X

4,666,185 shares of common stock $.0625 par value were outstanding as of November 15, 1995.

                                                  Form 10-QSB
                                                  1st Qtr.
                                                  FY 1996

                                   INDEX


PART I    FINANCIAL INFORMATION

                                                       PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               September 30, 1995 and
               June 30, 1995.......................         1

          Statements of Operations and
               Accumulated Deficit for
               the Three Months Ended
               September 30, 1995 and 1994.........         2

          Statements of Cash Flows:
               For the Three Months Ended
               September 30, 1995 and 1994.........         3


          Notes to Financial Statements...........          4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          5

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.......................          9
Item 2.   Changes in Securities...................          9
Item 3.   Defaults upon Senior Securities.........          9
Item 4.   Submission of Matters to a Vote of
          Security Holders........................          9
Item 5.   Other Information.......................          9
Item 6.   Exhibits and Reports on Form 8-K........          9


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    BALANCE SHEETS (UNAUDITED)


     ITEM 1.   FINANCIAL STATEMENTS


                                                   September 30,     June 30,
                                                       1995            1995

Assets

Current assets:
  Cash                                                $41,661           3,751
  Accounts receiveable                                 74,901         104,047

    Total current assets                              116,562         107,798


Oil and gas properties, successful efforts
  method of accounting (Notes 2 and 3):
    Undeveloped offshore California properties      5,006,276       5,006,276
    Developed onshore domestic properties           1,418,240       1,385,673
                                                    6,424,516       6,391,949

Accumulated depletion                                (640,716)       (608,817)

  Net oil and gas properties                        5,783,800       5,783,132

                                                    5,900,362       5,890,930

    Liabilities and Stockholders' Equity

Current  Liabilities:
  Accounts payable:
    Trade                                              55,721          78,487
    Affiliate                                         445,010         256,371
  Royalties payable held in suspense                  191,971         188,847
  Recoupment gas royalties payable                    669,841         669,841

    Total current liabilities                       1,362,543       1,193,546


Stockholders' equity
  Preferred stock, $1.00 par value;
    authorized 5,000,000 shares of Class A
    convertible preferred stock, none issued           -               -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares, 4,666,185
    shares issued and outstanding                     291,637         291,637
  Additional paid-in capital                        5,755,232       5,755,232

  Accumulated deficit                              (1,509,050)     (1,349,485)

    Total stockholders' equity                      4,537,819       4,697,384

                                                    5,900,362       5,890,930


    See accompanying notes to unaudited financial statements.


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                        Three Months Ended
                                                           September 30,
                                                       1995            1994

Revenue:

  Oil and gas sales, including recoupment
    gas $0 in 1995 and $86,105 in 1994                $97,805         236,275
  Interest income                                          55              41

    Total revenue                                      97,860         236,316


Expenses:

  Lease operating expenses                             46,627          48,146
  Depletion                                            31,899          64,103
  General and administrative                          178,899         153,112
  Interest on recoupment gas obligation                -               59,260

    Total expenses                                    257,425         324,621

    Net loss                                         (159,565)        (88,305)

Accumulated deficit at beginning of period         (1,349,485)     (1,230,651)

Accumulated deficit at end of period              ($1,509,050)     (1,318,956)

Net loss per common share                              ($0.03)          (0.02)

Weighted average number of common
       shares outstanding                           4,666,185       4,666,185


    See accompanying notes to unaudited financial statements.


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Cash Flows (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                       1995            1994


Net cash used in operating activities               ($118,162)        (24,334)

Cash flows from investing activities:
  Additions to oil and gas properties                 (32,567)        (33,604)

    Net cash used in investing activities             (32,567)        (33,604)

Cash flows from financing activities:
   Increase in accounts payable -
    affiliate                                         188,639          57,576

    Net cash provided by financing
      activities                                      188,639          57,576

    Net increase (decrease) in cash                    37,910            (362)

    Cash at beginning of the period                     3,751           4,064

    Cash at end of the period                         $41,661           3,702



    See accompanying notes to unaudited financial statements.



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 1995 and 1994
(Unaudited)



(1) Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company's (the Company) audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.


(2) Contingencies

    The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at September 30, 1995. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

ITEM 2.     MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

    Background

    Amber Resources Company ("the Company") was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing oil and gas properties. The Company owns interest in undeveloped oil and gas properties offshore California, near Santa Barbara and developed oil and gas properties in Western Oklahoma.

    From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at September 30, 1995, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,333,333, including accrued interest. The note is currently in default.

    The Company adjusted the basis of its assets and liabilities in 1991 to reflect the new basis of accounting resulting from the acquisition for more than 80% of its common shares by UFG. The Company's net assets were adjusted to reflect UFG's acquisition costs of the shares of $5,406,408. The minority shareholders' interest in the Company was not reflected in this adjustment as accumulated losses had exceeded their original investment at that date. The subsequent acquisition of additional shares of the Company by UFG in 1992 was accounted for as an increase in oil and gas properties and an increase in additional paid-in capital of $595,461, representing the estimated fair value of the UFG shares issued in exchange for the additional shares. The acquisition by Delta of additional shares from Ogle was also accounted for in 1992 as an increase in oil and gas properties and an increase in additional paid-in capital of $45,000, representing Ogle's predecessor cost of the shares of the Company. The additional shares acquired from Ogle by Delta were accounted for at predecessor cost due to the related party nature of the transaction.

    Liquidity and Capital Resources.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Certain factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

    At September 30, 1995, the Company had a working capital deficit of $1,245,981 compared to a working capital deficit of $1,085,748 at June 30, 1995. The Company's working capital deficit is in part a result of the royalties payable and recoupment gas royalties payable held in suspense . The Company's royalties payable in suspense of $191,971 at September 30, 1995 represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company has estimated that royalties are payable on recoupment gas produced on certain of its wells of $669,841 at September 30, 1995. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators.

    The Company believes that it is unlikely that all claims that might be made for payment of royalties payable in suspense or for recoupment royalties payable would be made at one time. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable held in suspense and recoupment gas royalties payable.

    On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso the Company's interest in four wells and the associated acreage in complete satisfaction of
the recoupment gas obligation.   As a result of this agreement,
the Company will no longer be obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company will lose the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements. As a result of this transaction, the Company recorded an extraordinary gain of $493,850 for the quarter ended December 31, 1994.

    The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to explore additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

    After evaluation of the considerations described above the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

    Results of Operations

    Net Earnings (Loss). The Company's net loss for the three months ended September 30, 1995 was $159,565 compared to a net loss of $88,305 for the three months ended September 30, 1994.

    Revenue.    Oil and gas sales for the three months ended
September 30, 1995 were $97,805 compared to $236,275 for the three months ended September 30, 1994. The Company's oil and gas sales were impacted by a decline in gas prices, the sale of oil and gas properties during the last year and by the over production of gas by other working interest owners in certain gas wells in Oklahoma. The Company expects to recover the production attributable to its underbalanced position in future periods, as wells are brought back into balance. Revenue from oil and gas sales include amortization of the Company's recoupment gas obligation of $86,105 for the three months ended September 30, 1994. Revenue was recorded as the recoupment gas was produced and delivered to the gas purchaser. The amount of revenue recorded varied with the amount of gas recouped by the purchaser and the current price of gas.

    Production volumes and average prices received for the three months ended September 30, 1995 and 1994 are as follows:

                              Three Months Ended
                                 September 30,
                              1995           1994

Production:
     Oil (barrels)              70            478
     Gas (Mcf)              69,426         74,871
     Recoupment Gas (Mcf)      -           69,587

Average Price:
     Oil (per barrel)       $15.27         $16.80
     Gas (per Mcf)           $1.39          $1.58


          Lease Operating Expenses. Lease operating expenses for the three month period ended September 30, 1995 was $46,627 compared to $48,146 for the three months ended September 30,
1994.   On a MCF equivalent basis, production expenses and taxes
were $.67 per Mcf equivalent during the three month period ended September 30, 1994 compared to $.33 per Mcf equivalent for the same period in 1993.

     Depletion Expense. Depletion expense for the three months ended September 30, 1995 was $31,899 compared to $64,103 for the three months ended September 30, 1994. On a MCF equivalent basis, depreciation and depletion expense were $.46 per Mcf equivalent during the three month period ended September 30, 1995 compared to $.44 per Mcf equivalent for the same period in 1994, reflecting a decrease in production taxes resulting from lower prices.

     General and Administrative Expenses. General and administrative expense for the three months ended September 30, 1995 was $178,899 compared to $153,112 for the three months ended
September 30, 1994. General and administrative expenses increased from 1993 to 1994 as the Company's level of activity increased following the reorganization of Delta.

     Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $59,260 for
the three months ended September 30, 1994.   Effective December
1, 1994 the Company was no longer subject to interest on the recoupment gas obligation due to the settlement with El Paso.

     Future Operations

          The Company's offshore California proved undeveloped reserves are attributable to its interests in three federal units located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

          These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy and even after all required approvals are obtained, lawsuits may possibly be filed to attempt to further delay the development of the properties. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered the effect of these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could change, and such changes could be substantial.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. None
Item 2.   Changes in Securities.  None.
Item 3.   Defaults Upon Senior Securities.  None.
Item 4.   Submission of Matters to a Vote of Security Holders. None.
Item 5.   Other Information. None
Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit:
          27. Financial Data Schedule.
          Form 8-K.
          None.



                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         AMBER RESOURCES COMPANY
                         (Registrant)

                          /s/Aleron H. Larson, Jr.
                         Aleron H. Larson, Jr.
                         Chairman\C.E.O.


                          /s/Kevin K. Nanke
                         Kevin K. Nanke
                         Controller and Principal Accounting
                         Officer



Date: November 15, 1995



                              INDEX

(2)       Plan of Acquisition, Reorganization, Arrangement,
          Liquidation or Succession.  Not applicable.

(4)       Instruments Defining the Rights of Security Holders,
          Including Indentures.  Not applicable.

(9)       Voting Trust Agreement.  Not applicable.

(10)      Material Contracts. Not applicable.

(11)      Statement Regarding Computation of Per Share Earnings.
          Not applicable.

(12)      Statement regarding Computation of Ratios.
          Not applicable

(13)      Annual Report to Security Holders, Form 10-Q or
          Quarterly Report to Security Holders.  Not applicable.

(15)      Letter Regarding Unaudited Interim Information.
          Not applicable.

(16) Letter re: Change in Certifying Accountants. Not applicable.

(17)      Letter re: Director Resignation.  Not applicable.

(18)      Letter Regarding Changes in Accounting Principals.
          Not applicable.

(19)      Previously Unfiled Documents.
          Not applicable.

(20)      Report Furnished to Security Holders.
          Not applicable.

(22)      Published Report Regarding Matters Submitted to Vote of
          Security Holders.  Not applicable.

(23)      Consents of Experts and Counsel. Not applicable.

(24)      Power of Attorney.
          Not applicable.

(27)      Financial Data Schedule.

(99)      Additional Exhibits.
          Not applicable.