Form 10QSB
period 1995-12-31
AMBER RESOURCES CO
filed 1996-02-12
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of February 6, 1996.

                                                  Form 10-QSB
                                                  2nd Qtr.
                                                  FY 1996


                                   INDEX



PART I    FINANCIAL INFORMATION

                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               December 31, 1995 and
               June 30, 1995......................          1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Six Months Ended
               December 31, 1995 and 1994..........         2

          Statements of Cash Flows:
               For the Six Months
               Ended December 31, 1995 and 1994....         4


          Notes to Financial Statements.........            5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          6


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings......................           11

Item 2.   Changes in Securities..................           11

Item 3.   Defaults upon Senior Securities........           11

Item 4.   Submission of Matters to a Vote of
          Security Holders.......................           11

Item 5.   Other Information......................           11

Item 6.   Exhibits and Reports on Form 8-K.......           11


PART I - FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS (UNAUDITED)

ITEM 1.   FINANCIAL STATEMENTS

                                             December 31,      June 30,
                                                 1995            1995
Assets

Current assets:
    Cash                                        $5,589           3,751
    Accounts receiveable                       104,030         104,047
    Other current assets                         2,000               -

      Total current assets                     111,619         107,798

Oil and gas properties, successful efforts
 method of accounting (Notes 2 and 3):
  Undeveloped offshore California properties 5,006,276       5,006,276
  Developed onshore domestic properties      1,430,583       1,385,673
                                             6,436,859       6,391,949

Accumulated depletion                         (664,582)       (608,817)

    Net oil and gas properties               5,772,277       5,783,132

                                             5,883,896       5,890,930

Liabilities and Stockholders' Equity

Current  Liabilities:
    Accounts payable:
      Trade                                     47,057          78,487
      Affiliate                                662,950         256,371
    Royalties payable held in suspense         199,223         188,847
    Recoupment gas royalties payable           669,841         669,841

      Total current liabilities              1,579,071       1,193,546

Stockholders' equity
    Preferred stock, $1.00 par value;
      authorized 5,000,000
      shares of Class A
      convertible preferred stock,
      none issued                                   -               -
    Common stock, $.0625 par value;
      authorized 25,000,000 shares,
      4,666,185 shares issued and
      outstanding                             291,637         291,637
    Additional paid-in capital              5,755,232       5,755,232
    Accumulated deficit                    (1,742,044)     (1,349,485)

      Total stockholders' equity            4,304,825       4,697,384

                                            5,883,896       5,890,930

Statements of Operations and Accumulated Deficit
(Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                      1995            1994

Revenue:

    Oil and gas sales, including recoupment
      gas $0 in 1995 and $80,904 in 1994            $131,757         215,349
    Gain on sale of oil and gas properties                -           57,667
    Interest income                                       47              47

      Total revenue                                  131,804         273,063

Expenses:

    Lease operating expenses                          46,829          76,861
    Depletion                                         23,867          85,130
    Exploration expenses                               4,880          -
    General and administrative                       289,222         152,809
    Interest on recoupment gas obligation                -            54,025

      Total expenses                                 364,798         368,825

    Loss before extraordinary item                  (232,994)        (95,762)

    Extraordinary gain on settlement of
      recoupment gas obligation                          -           493,850

    Net income (loss)                               (232,994)        398,088

Accumulated deficit at beginning of period        (1,509,050)     (1,318,956)

Accumulated deficit at end of period             ($1,742,044)       (920,868)

Income (loss) per common share:
    Loss before extraordinary item                    ($0.05)          (0.02)
    Extraordinary gain on settlement of
      recoupment gas obligation                         0.00            0.11
    Net income (loss)                                 ($0.05)           0.09

Weighted average number of common
         shares outstanding                        4,666,185       4,666,185




                                                        Six Months Ended
                                                          December 31,
                                                      1995            1994

Revenue:

    Oil and gas sales, including recoupment
      gas $0 in 1995 and $167,009 in 1994           $229,562         451,624
    Gain on sale of oil and gas properties               -            57,667
    Interest income                                      102              88

      Total revenue                                  229,664         509,379

Expenses:

    Lease operating expenses                          93,456         125,007
    Depletion                                         55,766         149,233
    Exploration expenses                               4,880          -
    General and administrative                       468,121         305,921
    Interest on recoupment gas obligation                -           113,285

      Total expenses                                 622,223         693,446

    Loss before extraordinary item                  (392,559)       (184,067)

    Extraordinary gain on settlement of
      recoupment gas obligation                          -           493,850

    Net income (loss)                               (392,559)        309,783

Accumulated deficit at beginning of period        (1,349,485)     (1,230,651)

Accumulated deficit at end of period             ($1,742,044)       (920,868)

Income (loss) per common share:
    Loss before extraordinary item                    ($0.08)          (0.04)
    Extraordinary gain on settlement of
      recoupment gas obligation                          -              0.11
    Net income (loss)                                 ($0.08)           0.07

Weighted average number of common
         shares outstanding                        4,666,185       4,666,185


Statements of Cashflows
(Unaudited)

                                                         Six Months Ended
                                                            December 31,
                                                       1995            1994


Net cash used in operating activities             ($359,831)        (62,821)

Cash flows from investing activities:
    Additions to oil and gas properties             (44,910)        (36,196)
    Proceeds from sale of oil and gas properties         -           78,160

      Net cash (used in) provided by
        investing activities                        (44,910)         41,964

Cash flows from financing activities:
    Increase in accounts payable -
      affiliate                                     406,579          22,694

      Net cash provided by financing
        activities                                  406,579          22,694

      Net increase in cash                            1,838           1,837

      Cash at beginning of the period                 3,751           4,064

      Cash at end of the period                      $5,589           5,901

See accompanying notes to unaudited financial statements.


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Six Months Ended December 31, 1995 and 1994
(Unaudited)


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

(2)  Contingencies

     The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at December 31, 1995. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

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

          From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at December 31, 1995, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,441,500 including accrued interest. The note is currently in default.

          On December 11, 1995, UFG filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of New York. Delta's position and alternative courses of action are being reviewed by its management and legal counsel.

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

     Liquidity and Capital Resources.

          At December 31, 1995, the Company had a working capital deficit of $1,467,452 compared to a working capital deficit of $1,085,748 at June 30, 1995. The Company's working capital deficit is in part a result of the royalties payable and recoupment gas royalties payable held in suspense. The Company's royalties payable of $199,223 in suspense at December 31, 1995 represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company has estimated that royalties are payable on recoupment gas produced on certain of its wells of $669,841 at December 31, 1995. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators.

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

          On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso the Company's interest in four wells and the associated acreage in complete satisfaction of
Company's recoupment gas obligation.   As a result of this
agreement, the Company is no longer obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company has lost the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements. As a result of this transaction, the Company recorded an extraordinary gain on settlement of the recoupment gas obligation of $493,850.

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

     Results of Operations

          Net Earnings (Loss).   The Company reported net loss of
$314,265 and $473,830 for the three and six months ended December 31, 1995 compared to net income of $398,088 and $309,783 for the same periods in 1994. Net income for the three and six months ended December 31, 1994 included an extraordinary gain on the settlement of a recoupment gas obligation of $493,850.

          Revenue.   Total revenues for the three and six months
ended December 31, 1995 were $131,804 and $229,664 compared to $273,063 and $509,379 for the same periods in 1994. Oil and gas sales for the three and six months ended December 31, 1995 were $131,757 and $229,562 compared to $215,349 and $451,624 for the same periods in 1994. The Company's oil and gas sales were impacted by the settlement of the recoupment gas obligation and the over production of gas by other working interest owners in certain gas wells in Oklahoma. The Company expects to recover the production attributable to its underbalanced position in future periods, as the wells are brought back into balance. Revenue from oil and gas sales includes amortization of the Company's recoupment gas obligation of $80,904 and $167,009 for the three and six months ended December 31, 1994. Revenue is recorded as the recoupment gas is produced and delivered to the gas purchaser.

     The amount of revenue recorded varies with the amount of gas recouped by the purchaser and the current price of gas. Effective December 1, 1994, the Company's wells were no longer subject to a recoupment agreement, due to a settlement with El Paso. As a result of the settlement, the Company recorded an extraordinary gain on settlement of the recoupment gas obligation of $493,850.

          Production volumes and average prices received for the three and six months ended December 31, 1994 and 1993 are as follows:


                                  Three Months Ended                                 Six Months Ended
                                    December 31,                                        December 31,
                                   1995      1994                                      1995      1994

Production:
  Oil (Bbls)                        277       195                                       347       673
  Gas (Mcfs)                     72,403    99,025                                   141,829   172,075
  Recoupment
    gas (Mcfs)                      -      46,391                                      -      115,978

Average Price:
  Oil (per Bbls)                 $16.95    $15.60                                   $16.65     $16.20
  Gas (per Mcf)                  $ 1.75     $1.46                                    $1.58      $1.53


               Lease Operating Expenses. Lease operating expenses were $46,829 and $93,456 for the three and six months ended December 31, 1995 compared to $76,861 and $125,007 for the same periods in 1994. On a MCF equivalent basis, production expenses and taxes were $.63 and $.65, respectively, per Mcf equivalent during the three and six month periods ended December 31, 1995 compared to $.52 and $.43, respectively, per Mcf equivalent for the same periods in 1994.

               Depreciation and Depletion Expense. Depletion expense for the three and six months ended December 31, 1995 were $23,867 and $55,766 compared to $85,130 and $149,233 for the same periods in 1994. On a MCF equivalent basis, depletion expense were $.32 and $.39, respectively, per Mcf equivalent during the three and six month periods ended December 31, 1995 compared to $.58 and $.51, respectively, per Mcf equivalent for the same periods in 1994.

               General and Administrative Expenses.   General and
administrative expenses for the three and six months ended December 31, 1995 were $289,222 and $468,121 compared to $152,809 and
$305,921 for the same periods as in 1994. General and administrative expenses increased as the Company's level of activity increased following the reorganization of Delta.

               Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $0 for the three and six months ended December 31, 1995 compared to $54,025 and $113,285 for the same periods in 1994. This expense fluctuates with the change in gas prices. Effective December 1, 1994 the Company was no longer subject to interest on the recoupment gas obligation due to the settlement with El Paso.


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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K. None


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMBER RESOURCES COMPANY
                              (Registrant)

                              /s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.
                              Chairman\CEO

                              /s/Kevin K. Nanke
                              Kevin K. Nanke, Controller and
                              Principal Accounting Officer

February 9, 1996


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