Form 10QSB
period 1996-03-31
AMBER RESOURCES CO
filed 1996-05-15
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 10, 1996.

                                                  Form 10-QSB
                                                  3rd Qtr.
                                                  FY 1996


                                   INDEX



PART I    FINANCIAL INFORMATION

                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               March 31, 1996 and
               June 30, 1995......................          1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Nine Months Ended
               March 31, 1996 and 1995..........            2

          Statements of Cash Flows:
               For the Nine Months
               Ended March 31, 1996 and 1995....            4

          Notes to Financial Statements.........            5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          6


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings......................           11

Item 2.   Changes in Securities..................           11

Item 3.   Defaults upon Senior Securities........           11

Item 4.   Submission of Matters to a Vote of
          Security Holders.......................           11

Item 5.   Other Information......................           11

Item 6.   Exhibits and Reports on Form 8-K.......           11


PART I - FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS (UNAUDITED)


 ITEM 1.   FINANCIAL STATEMENTS


                                                   March 31,        June 30,
                                                      1996            1995

Assets

Current assets:
  Cash                                                $36,268           3,751
  Accounts receiveable                                129,610         104,047
  Other current assets                                  2,000          -

    Total current assets                              167,878         107,798


Oil and gas properties, successful efforts
  method of accounting (Note 2):
    Undeveloped offshore California properties      5,006,276       5,006,276
    Developed onshore domestic properties           1,429,950       1,385,673
                                                    6,436,226       6,391,949

Accumulated depletion                                (699,733)       (608,817)

  Net oil and gas properties                        5,736,493       5,783,132

                                                    5,904,371       5,890,930

Liabilities and Stockholders' Equity

Current  Liabilities:
  Accounts payable:
    Trade                                              23,707          78,487
    Affiliate                                         733,677         256,371
  Royalties payable held in suspense                  204,605         188,847
  Recoupment gas royalties payable                    669,841         669,841

    Total current liabilities                       1,631,830       1,193,546

Stockholders' equity
  Preferred stock, $1.00 par value;
    authorized 5,000,000 shares of Class A
    convertible preferred stock, none issued           -               -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares, 4,666,185
    shares issued and outstanding                     291,637         291,637
  Additional paid-in capital                        5,755,232       5,755,232
  Accumulated deficit                              (1,774,328)     (1,349,485)

    Total stockholders' equity                      4,272,541       4,697,384

                                                    5,904,371       5,890,930


Statements of Operations and Accumulated Deficit
(Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                      1996            1995

Revenue:

  Oil and gas sales                                  $163,653         147,073
  Interest income                                          15          -

    Total revenue                                     163,668         147,073


Expenses:

  Lease operating expenses                             62,206          34,936
  Depletion                                            35,151          35,855
  Exploration expenses                                  1,470          -
  General and administrative                           97,124         150,386

    Total expenses                                    195,951         221,177

  Net loss                                            (32,283)        (74,104)

Accumulated deficit at beginning of period         (1,742,045)       (920,868)

Accumulated deficit at end of period              ($1,774,328)       (994,972)

Income (loss) per common share:                        ($0.01)          (0.02)

Weighted average number of common
       shares outstanding                           4,666,185       4,666,185


                                                      Nine Months Ended
                                                            March 31,
                                                      1996            1995

Revenue:

  Oil and gas sales, including recoupment
    gas of $167,009 in fiscal 1995                   $393,215         598,697
  Gain on sale of oil and gas properties               -               57,667
  Interest income                                         117              88

    Total revenue                                     393,332         656,452

Expenses:

  Lease operating expenses                            155,663         159,943
  Depletion                                            90,917         141,718
  Exploration expenses                                  6,350          -
  General and administrative                          565,245         499,677
  Interest on recoupment gas obligation                -              113,285

    Total expenses                                    818,175         914,623

  Loss before extraordinary item                     (424,843)       (258,171)

  Extraordinary gain on settlement of
    recoupment gas obligation                          -              493,850

  Net income (loss)                                  (424,843)        235,679

Accumulated deficit at beginning of period         (1,349,485)     (1,230,651)

Accumulated deficit at end of period              ($1,774,328)       (994,972)

Income (loss) per common share:
  Loss before extraordinary item                       ($0.09)          (0.06)
  Extraordinary gain on settlement of
    recoupment gas obligation                          -                 0.11
  Net income (loss)                                    ($0.09)           0.05

Weighted average number of common
       shares outstanding                           4,666,185       4,666,185

Statements of Cashflows
(Unaudited)

                                                       Nine Months Ended
                                                            March 31,
                                                      1996            1995


Net cash used in operating activities               ($400,512)       (189,455)

Cash flows from investing activities:
  Additions to oil and gas properties                 (44,277)        (44,357)
  Proceeds from sale of oil and gas properties         -              124,458

    Net cash (used in) provided by
      investing activities                            (44,277)         80,101

Cash flows from financing activities:
  Increase in accounts payable -
    affiliate                                         477,306         111,020

    Net cash provided by financing
      activities                                      477,306         111,020

    Net increase in cash                               32,517           1,666

    Cash at beginning of the period                     3,751           4,064

    Cash at end of the period                         $36,268           5,730

See accompanying notes to unaudited financial statements.


Notes to Financial Statements
Nine Months Ended March 31, 1996 and 1995
(Unaudited)

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

(2)  Contingencies

     The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at March 31, 1996. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

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

               From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at March 31, 1996, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,553,024 including accrued interest. The note is currently in default.

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

     Liquidity and Capital Resources.

               At March 31, 1996, the Company had a working capital deficit of $1,463,952 compared to a working capital deficit of $1,085,748 at June 30, 1995. The Company's working capital deficit is in part a result of the royalties payable and recoupment gas royalties payable held in suspense. The Company's royalties payable of $204,605 in suspense at March 31, 1996 represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company has estimated that royalties are payable on recoupment gas produced on certain of its wells of $669,841 at March 31, 1996. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators.

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

     Results of Operations

               Net Earnings (Loss).   The Company reported a net
loss of $32,283 and $424,843 for the three and nine months ended March 31, 1996 compared to a net loss of $148,263 and net income of $235,679 for the same periods in 1995. Net income for the nine months ended March 31, 1995 included an extraordinary gain on the settlement of a recoupment gas obligation of $493,850.

               Revenue.   Total revenues for the three and nine
months ended March 31, 1996 were $163,668 and $393,332 compared to $147,073 and $656,452 for the same periods in 1995. Oil and gas sales for the three and nine months ended March 31, 1996 were $163,653 and $393,215 compared to $147,073 and $598,697 for the same periods in 1995. The Company's oil and gas sales were impacted by the settlement of the recoupment gas obligation and the over production of gas by other working interest owners in certain gas wells in Oklahoma. The Company expects to recover the production attributable to its underbalanced position in future periods, as the wells are brought back into balance. Revenue from oil and gas sales includes amortization of the Company's recoupment gas obligation of $167,009 for the nine months ended march 31, 1995. Revenue is recorded as the recoupment gas is produced and delivered to the gas purchaser.

The amount of revenue recorded varies with the amount of gas recouped by the purchaser and the current price of gas. Effective December 1, 1994, the Company's wells were no longer subject to a recoupment agreement, due to a settlement with El Paso. As a result of the settlement, the Company recorded an extraordinary gain on settlement of the recoupment gas obligation of $493,850.

               Production volumes and average prices received for the three and nine months ended March 31, 1996 and 1995 are as follows:

                 Three Months Ended       Nine Months Ended
                      March 31,                March 31,
                    1996      1995           1996      1995

Production:
  Oil (Bbls)          526       40            873       713
  Gas (Mcfs)       81,499   51,217        223,328   190,517
  Recoupment
    gas (Mcfs)       -      46,391           -      162,369

Average Price:
  Oil (per Bbls)   $17.31   $16.20         $17.05    $16.50
  Gas (per Mcf)     $1.89    $1.50          $1.69     $1.65

               Lease Operating Expenses. Lease operating expenses were $62,206 and $155,663 for the three and nine months ended March 31, 1996 compared to $34,936 and $159,943 for the same periods in 1995. On a MCF equivalent basis, production expenses and taxes were $.73 and $.68, respectively, per Mcf equivalent during the three and nine months ended March 31, 1996 compared to $.68 and $.82, respectively, per Mcf equivalent for the same periods in 1995.

               Depreciation and Depletion Expense. Depletion expense for the three and nine months ended March 31, 1996 were $35,151 and $90,917 compared to $35,855 and $141,718 for the same periods in 1995. On a MCF equivalent basis, depletion expense were $.42 and $.40, respectively, per Mcf equivalent during the three and nine months ended March 31, 1996 compared to $.70 and $.73, respectively, per Mcf equivalent for the same periods in 1995.

               General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March 31, 1996 were $97,124 and $565,245 compared to $150,386 and
$499,677 for the same periods as in 1995. General and administrative expenses increased as the Company's level of activity increased following the reorganization of Delta.

               Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $113,285 for the nine months ended March 31, 1995 . This expense fluctuates with the change in gas prices. Effective December 1, 1994 the Company was no longer subject to interest on the recoupment gas obligation due to the settlement with El Paso.

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

                              AMBER RESOURCES COMPANY
                              (Registrant)

Date: May 14, 1996             /s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.
                              Chairman\CEO

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