Form 10KSB
period 1994-06-30
AMBER RESOURCES CO
filed 1996-06-11
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

[  ] Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended      .

                                    or

[X] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from January 1, 1994 to June 30, 1994.

                        Commission File No. 0-8874

                          AMBER RESOURCES COMPANY
          (Exact name of registrant as specified in its charter)

 Delaware                                  84-0750506
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 3310, 555 Seventeenth Street,
Denver, Colorado                                    80202
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (303) 293-9133

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, $.0625 par value
                     (Title of Class)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes           No X

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of February 29, 1996 could not be determined because there is no established public trading market.

As of May 28, 1996, 4,666,185 shares of registrant's Common Stock
$.0625 par value were issued and outstanding.

                 The Index to Exhibits appears at Page 22.


                             TABLE OF CONTENTS


                                  PART I

                                                            PAGE


ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           4
ITEM 3.   LEGAL PROCEEDINGS                                 9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          9


                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              10
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATIONS                        11
ITEM 7.   FINANCIAL STATEMENTS                              16
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     16


                                 PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 17
ITEM 10.  EXECUTIVE COMPENSATION                            19
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        19
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                20
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  20



                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS

          (a)  Business Development

          Amber Resources Company (the "Company") is engaged in the exploration, development and production of oil and gas properties. The Company's business is conducted onshore in the continental United States and in the coastal waters of California. At present, the Company's principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California and interests in 48 producing wells in western Oklahoma (the "Oklahoma Properties"). There are significant uncertainties as to the timing of the development of the offshore properties. (See "Description of Properties"; Item 2 herein.)

          The Company, a Delaware corporation, was established January 17, 1978. The Company's offices are located at Suite 3310, 555 17th Street, Denver, Colorado 80202. As of June 30, 1994, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's outstanding common stock. The Company is managed by Delta under a management agreement effective March 31, 1993.

          In September 1989, the Company's common stock was reverse split on the basis of one share for each 20 shares previously outstanding. All references to common stock herein give effect to the reverse split.

          From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a majority owned public subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1994, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,091,761, including accrued interest. The note is currently in default.

          The Company adjusted the basis of its assets and liabilities in 1991 to reflect the new basis of accounting resulting from the acquisition for more than 80% of its common shares by UFG. The Company's net assets were adjusted to reflect UFG's acquisition costs of the shares of $5,406,408. The minority shareholders' interest in the Company was not reflected in this adjustment as accumulated losses had exceeded their original investment at that date. The subsequent acquisition of additional shares of the Company by UFG in 1992 was accounted for as an increase in oil and gas properties and an increase in additional paid-in capital of $595,461, representing the estimated fair value of the UFG shares issued in the exchange. The acquisition by Delta of additional shares from Ogle was also accounted for in 1992 as an increase in oil and gas properties and an increase in additional paid-in capital of $45,000, representing Ogle's predecessor cost of the shares of the Company. The additional shares acquired from Ogle by Delta were accounted for at predecessor cost due to the related party nature of the transaction.

          Ownership by Delta. At June 30, 1994, Delta owned 4,277,977 shares of the common stock of Amber, which were the equivalent of 91.68% of the outstanding common stock of Amber. Delta and Amber entered into an agreement effective March 31, 1993 which provides for the sharing of the management between the two companies. Under the agreement, Amber pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers, employees and consultants.

          (b)  Business of Issuer.

          (1) Principal Products or Services and Their Markets. The principal products produced by the Company are crude oil and natural gas. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies which have facilities near the Company's producing properties.

          (2) Distribution Methods of the Products or Services. Oil and natural gas produced from the Company's wells are normally sold to the purchasers referenced in (6) below. Oil is picked up and transported by the purchaser from the wellhead. In some instances the Company is charged a fee for the cost of transporting the oil, which fee is deducted from or calculated into the price paid for the oil. Natural gas wells are connected to pipelines owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

          (3) Status of Any Publicly Announced New Product or Service. The Company has not made a public announcement of, and no information has otherwise become public about, a new product or industry segment requiring the investment of a material amount of the Company's total assets.

          (4) Competitive Business Conditions. Oil and gas exploration and acquisition of undeveloped properties is a highly competitive and speculative business. The Company competes with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. The Company does not hold a significant competitive position in the oil and gas industry.

          (5) Sources and Availability of Raw Materials and Names of Principal Suppliers. Oil and gas may be considered raw materials essential to the Company's business. The acquisition, exploration, development, production, and sale of oil and gas are subject to many factors which are outside of the Company's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe, and other equipment and supplies, proximity to pipelines, the supply and price of other fuels, and the regulation of prices, production, transportation, and marketing by the Department of Energy and other federal and state governmental authorities.

          (6) Dependence on One or a Few Major Customers. The Company has five major customers for the sale of oil and gas as of the date of this report, namely, Apache Corporation, Natural Gas Clearinghouse, El Paso Natural Gas Company, Transok and Twister Transmission Company. The loss of any one or all of these customers would not have a material adverse effect on the Company's business.

          (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts. The Company does not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and federal governments. The Company is not a party to any labor contracts.

          (8) Need for Any Governmental Approval of Principal Products or Services. Except that the Company must obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas, the Company does not need to obtain governmental approval of its principal products or services.

          (9) Effect of Existing or Probable Governmental Regulations on the Business. The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant view for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules or regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

          (10) Research and Development. The Company does not engage in any research and development activities. Since its inception, the Company has not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products, services or techniques.

          (11) Environmental Protection. Because the Company is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect the Company's earnings potential, and could cause material change in the Company's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect the Company's business. Capital expenditures relating to environmental control facilities have not been material to the operation of the Company since its inception. In addition, the Company does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1995.

          (12) Employees.  The Company has no full time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

          (a)  Office Facilities:

               The Company shares offices with Delta under its management agreement with Delta.

          (b)  Oil and Gas Properties

               The Company owns interests in oil and gas properties located in Oklahoma and California. Wells from which the Company receives revenues are owned only partially by the Company. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the SEC during its fiscal years ended December 31, 1992, December 31, 1993, or for the six month period ended June 30, 1994.

     California.

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

               These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy and even after all required approvals are obtained, lawsuits may possibly be filed to attempt to further delay the development of the properties. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered the these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could change, and such changes could be substantial.

          Gato Canyon Unit. The most significant unit is known as the Gato Canyon Unit, in which the Company owns a 6.97% working interest. This 10,100 acre unit is operated by Samedan Oil Corporation. Four of the five wells drilled on the unit to date have indicated the presence of oil and gas reserves. In April
1989, Samedan announced the completion and test of the Samedan P-0460 #2 yielded a test flow rate of 5,500 barrels of oil per day from the Monterey Formation between 5,000 and 6,800 feet of drill depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 1,500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal lease units). As of July 1, 1994, Mannon Associates, Inc., an independent petroleum engineering firm based in Santa Barbara, California, issued a report indicating that Gato Canyon contains recoverable reserves estimated to be 72.6 million Bbls of oil and
102.6 Bcf of natural gas representing 5,060,365 Bbls of oil and 7.1 Bcf of natural gas net to the Company's 6.97% working interest.
The oil has an estimated average gravity of 16 degrees API. Based on prices of $11 per Bbl and $1.68 per Mcf and SEC parameters, the Company's 6.97% working interest in the Gato Canyon Unit has a pretax discounted (10%) present value of approximately $8,309,000. (See "--Oil and Gas Reserves".) No production in the Gato Canyon Unit is presently anticipated before 2000.

          Lion Rock Unit. The Company holds a 1% net profits interest in 28,800 acres of the Lion Rock Unit. Lion Rock is operated by Shell Oil Company. An aggregate of seven wells have been drilled on this unit of which four have been completed and tested which indicate producible oil and gas reserves in the Monterey Formation. Additionally, the unit is immediately contiguous with the San Miguel Field which is in the same reservoir as defined by drilling and testing of six wells, seismic data and geological analysis to date. Based on a report prepared by Mannon Associates, Inc., on July 1, 1994 the Lion Rock Unit contains proved undeveloped recoverable reserves of 453 million Bbls of oil and 409 Bcf of natural gas, equivalent to 3,242,375 barrels of oil and 2.9 Bcf of natural gas net to the Company's interest. The oil has an average estimated gravity of 10.7 degrees API. Based on prices of $11.00 per Bbl and $1.68 per Mcf and SEC parameters, the Company's aggregate interest in the Lion Rock Unit has a pre-tax present value (discounted at 10%) of approximately $3,919,000 as of July 1, 1994. (See "--Oil and Gas Reserves".) No production is presently anticipated before 2001.

          Sword Unit. The Company holds a .87% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells have been completed and tested to date with calculated flow rates of from 4,000 to 5,000 Bbls per day, which indicate producible oil and gas reserves in the Monterey Formation. Based on a July 1, 1994 report prepared by Mannon Associates, Inc., the Sword Unit contains proved undeveloped recoverable reserves of 261 million Bbls of oil and 330 Bcf of natural gas representing reserves of 2,279,418 barrels of oil (having an estimated average gravity of 10.6 API) and 2.9 Bcf of natural gas to the Company's interest. Based on prices of $11.00 per Bbl and $1.68 per Mcf and SEC parameters, the Company's interest in the Sword Unit has a pre-tax present value (discounted at 10%) of approximately $1,876,000. (See "--Oil and Gas Reserves".) No production is presently anticipated before 2004.

     Oklahoma.

          The Company owns non-operated working interests in 48 natural gas wells in the Anadarko Basin of Oklahoma. The wells range in depth from 14,000 to 20,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of the Company's reserves are in the Atoka formation. Apache Corporation operates 20 of the wells in which the Company owns an interest. Other major operators include Samson Resources Corporation, Meridian Oil Company and Ricks Exploration. The working interests range from less than 1% to 40% and average about 7.5% per well. Many of the wells have remaining productive lives of 20 to 30 years. During 1993, the Company assigned all of its existing acreage, except for its interest in producing wellbores, to Delta in exchange for $20,000 and a 10% working interest after "pay-out" in any wells drilled thereon.

          Approximately half of the Oklahoma wells were acquired by the Company subject to a recoupment agreement with a gas purchaser. Under the terms of the recoupment agreement, the gas purchaser is entitled to receive up to 75% of future production to recoup gas purchased in connection with the settlement of a previous take or pay contract covering the properties. The gas purchaser has recourse only to the properties subject to the agreement and as a result, if the dedicated properties deplete prior to full recoupment, all further obligations to deliver gas are extinguished. The Company is responsible for royalties and for production costs associated with the properties subject to the recoupment agreement. In no case is Amber liable for any cash payments to the purchaser. The taking of less than the maximum recoupment extends the time period over which the gas can be recovered.

          The obligation under the recoupment agreement has been accounted for in a manner similar to a production payment. The estimated present value of the obligation at the date of the acquisition of the properties was recorded as a liability. The liability was calculated based on remaining volumes of gas due, using the price of gas at the date of the acquisition of the properties, discounted at 15% over the period the gas is expected to be recouped. The liability is periodically increased by the accretion of the discount and is reduced as the gas is delivered to the gas purchaser. The gas produced and delivered to the gas purchaser (recoupment gas) is recorded as revenue at the then current price of natural gas. Any difference between the revenue recorded for the recoupment gas and the reduction in the recoupment obligation is accounted for as an increase or decrease in interest expense.

          Recoupment gas royalties represent royalties due on recoupment gas produced and delivered to the gas purchasers pursuant to the terms of the recoupment agreement described above.
 The Company has estimated the liability to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser. The Company's method of estimating the liability to royalty owners is based upon its interpretation of existing law in the jurisdiction as applied to the circumstances relating to its properties. There is no assurance that the Company's method of estimating liability to the royalty owners would prevail in court if challenged and that another method less favorable to the Company would not be imposed upon the Company.

          Subsequent to June 30, 1994, on November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso it's interest in four wells and the associated acreage in complete satisfaction of the recoupment gas obligation to El Paso which was reflected as a liability of $967,911 at June 30, 1994 in the Company's financial statements. As a result of this agreement, the Company will no longer be obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company will lose the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements.

          (c)  Production

          During the last three fiscal years the Company has not had, nor does it now have, any long-term supply or similar agreements with governments or authorities pursuant to which the Company acted as producer. The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods indicated.

          The average oil and gas price per unit and average production costs per unit for the Company are set forth below:

                              Six                  Year Ended
                         Months Ended              December 31,
                          June 30, 1994          1993      1992

Average sales price:
  Oil (per barrel)          $14.52              $13.54    $19.08
  Natural Gas (per MCF)     $ 1.57              $ 1.89    $ 1.54
Production costs (per
   Mcf equivalent)          $  .61              $  .48    $  .44

          The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

          (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 1994, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company.
Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.


            Oil (3)              Gas (3)           Developed Acres
        Gross (1) Net (1)   Gross (1) Net (2)    Gross (1)    Net(2)

Oklahoma    0        0        48        3.55       7,680       576

     (1) A "gross well" or "gross acre" is a well or acre in which a working interest is held. The number of gross wells or acres is the total number of wells or acres in which a working interest is owned.

     (2) A "net well" or "net acre" is deemed to exist when the sum of fractional ownership interests in gross wells or acres equals one. The number of net wells or net acres is the sum of the fractional working interests owned in gross wells or gross acres expressed as whole numbers and fractions thereof.

     (3)  See "Oil and Gas Reserves" below for reserve data.

          (e)  Undeveloped Acreage.

          At June 30, 1994, the Company held undeveloped acreage by state as set forth below:
                                        Undeveloped Acres (1)
          Location                       Gross           Net

          California (2)                 41,060         2,358

     (1) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

     (2)  Consists of Federal leases offshore near Santa Barbara,
          California.

          (f)  Drilling Activities

               During the six months ended June 30, 1994, the Company did not drill any wells. During 1993 the Company participated in one gross (.0078 net) well in Oklahoma which was productive of gas. During 1992, the Company participated in one gross (.041 net) well in Oklahoma which was nonproductive.

ITEM 3.   LEGAL PROCEEDINGS

          There is no litigation pending or threatened by or against the Registrant or any of its properties as of June 30, 1994.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the six months ended June 30, 1994.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a)  Market or Markets:

          The Company currently has, and has had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in the Company's stock unless and until the Company is listed on NASDAQ or another exchange. There is no assurance that the Company will be able to meet the requirements for such listing in the foreseeable future. Further, the Company's capital stock may not be able to be traded in certain states until and unless the Company is able to qualify, exempt or register its stock. During 1993 there were limited and sporadic quotations which did not necessarily constitute an established public trading market. Quotations during 1994 have not been available.

          (b)  Approximate Number of Holders of Common Stock:

          The number of holders of record of the Company's securities at June 30, 1994 was approximately 1,031.

          (c)  Dividends:

          The Company has not declared any cash dividends and has no plan for the payment of dividends on its Common Stock in the foreseeable future. Future payment of such dividends, if any, will depend on the applicable legal and contractual restrictions including those discussed above, as well as the financial condition and financial requirements of the Company and general conditions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.

     Background

               Amber Resources Company ("the Company") was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing oil and gas properties. The Company owns interest in undeveloped oil and gas properties offshore California, near Santa Barbara and developed (and undeveloped) oil and gas properties in the continental United States.

               From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a majority owned public subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1994, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,091,761, including accrued interest. The note is currently in default.

               The Company adjusted the basis of its assets and liabilities in 1991 to reflect the new basis of accounting resulting from the acquisition for more than 80% of its common shares by UFG. The Company's net assets were adjusted to reflect UFG's acquisition costs of the shares of $5,406,408. The minority shareholders' interest in the Company was not reflected in this adjustment as accumulated losses had exceeded their original investment at that date. The subsequent acquisition of additional shares of the Company by UFG in 1992 was accounted for as an increase in oil and gas properties and an increase in additional paid-in capital of $595,461, representing the estimated fair value of the UFG shares issued in the exchange. The acquisition by Delta of additional shares from Ogle was also accounted for in 1992 as an increase in oil and gas properties and an increase in additional paid-in capital of $45,000, representing Ogle's predecessor cost of the shares of the Company. The additional shares acquired from Ogle by Delta were accounted for at predecessor cost due to the related party nature of the transaction.

     Liquidity and Capital Resources.

               At June 30, 1994, the Company had a working capital deficit of $860,890 compared to a working capital deficit of $661,489 at December 31, 1993. The Company's working capital deficit is in part a result of the royalties payable and recoupment royalties payable held in suspense. The Company's royalties payable in suspense at June 30, 1994 is $185,123 which represent the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company has estimated that royalties are payable on recoupment gas produced on certain of its wells of $643,841 at June 30, 1994. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators.

               The Company believes that it is unlikely that all claims that might be made for payment of royalties payable in suspense or for recoupment royalties payable would be made at one time. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable in suspense and recoupment royalties payable.

               Subsequent to June 30, 1994, on November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso the Company's interest in four wells and the associated acreage in complete satisfaction of the recoupment gas obligation to El Paso which was reflected as a liability of $967,911 at June 30, 1994 in the Company's financial statements. As a result of this agreement, the Company will no longer be obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company will lose the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements.

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

               The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Several factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

               Currently, the Company's operations are not generating sufficient cash flow to fund operations and discharge the Company's liabilities. The Company has been economically dependent upon the Company's parent, Delta Petroleum Corporation.

               Through the period ended June 30, 1994, Delta continued to advance funds to the Company. Delta has no obligations or commitment to provide further financial support although it may do so from time to time as it elects.

               Due to the uncertainties regarding the Company's ability to generate sufficient cash flow to fund operations and satisfy its liabilities, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Results of Operations

               Net Earnings (Loss). The Company's net loss for the six months ended June 30, 1994 was $249,183 compared to a net loss of $366,797 for the year ended December 31, 1993 and a net loss of $614,671 for the year ended December 31, 1992. The loss for the six months ended June 30, 1994 included $21,491 for abandoned and impaired properties. The losses for the years ended December 31, 1993 and 1992 included $8,252 and $198,230, respectively, for abandoned and impaired properties.

               Revenue.    Oil and gas sales for the six months
ended June 30, 1994 were $368,304 compared to $1,077,905 for the year ended December 31, 1993 and $1,249,373 for the year ended December 31, 1992. The decrease in oil and gas sales in the six months ended June 30, 1994 resulted from a decline in the average prices for both oil and natural gas and the normal decline in production rates from the Company's wells. The Company's oil and gas sales were also impacted by the over production of gas by other working interest owners in certain gas wells in Oklahoma. The Company expects to recover the production attributable to its underbalanced position in future periods, as the wells are brought back into balance. Revenue from oil and gas sales includes amortization of the Company's recoupment gas obligation of $255,859 for the six months ended June 30, 1994 and $609,750 and $587,084, respectively, for the years ended December 31, 1993 and 1992. Revenue is recorded as the recoupment gas is produced and delivered to the gas purchaser. The amount of revenue recorded varies with the amount of gas recouped by the purchaser and the current price of gas.

               Production volumes and average prices received for the six months ended June 30, 1994 and the years ended December 31, 1993 and 1992 are as follows:

                            Six Months Ended      Year Ended December 31,
                               June 30, 1994        1993           1992

Production:

     Oil (barrels)                     469          1,940          1,616
     Gas (Mcf)                     230,481        557,254        787,241
     Recoupment gas (per Mcf)      146,205        322,508        357,978

Average Price:

     Oil (per barrel)               $14.52         $13.54        $19.08
     Gas (per Mcf)                  $ 1.57         $ 1.89        $ 1.54


               Lease Operating Expenses. Lease operating expenses for the six months ended June 30, 1994 were $141,772 compared to $275,861 and $352,570 for the years ended December 31, 1993 and 1992, respectively. On a MCF equivalent basis, excluding recoupment gas, production expenses and taxes were $.61 per Mcf equivalent during the six months ended June 30, 1994 compared to $.48 and $.44, respectively, per Mcf equivalent, for the years ended December 31, 1993 and 1992.

               Depreciation and Depletion Expense. Depreciation and depletion expense for the six months ended June 30, 1994 was $184,547 compared to $393,395 and $587,669, respectively, for the years ended December 31, 1993 and 1992. On a MCF equivalent basis, excluding recoupment gas, the depletion rate was $.79 per Mcf equivalent during the six month period ended June 30, 1994 compared to $.70 and $.73 per Mcf equivalent, respectively, for the years ended December 31, 1993 and 1992.

               Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. Exploration expenses were $4,088 for the six months ended June 30, 1994 compared to $7,352 and $67,340, respectively, for the years ended December 31, 1993 and 1992. Exploration expenses in 1994 and 1993 decreased primarily as a result of decreased exploration activity in Oklahoma.

               Abandonment and Impairment of Oil and Gas
Properties. The Company recorded an expense for abandoned and impaired properties for the six months ended June 30, 1994 of $21,491 compared to $8,252 and $198,230, respectively, for the years ended December 31, 1993 and 1992 primarily relating to the abandonment or impairment of undeveloped properties.

               General and Administrative Expenses. General and administrative expense for the six months ended June 30, 1994 was $165,986 compared to $313,705 and $287,696, respectively, for the years ended December 31, 1993 and 1992. General and administrative expenses increased from 1992 to 1993 and in 1994 as the Company's level of activity increased following the reorganization of Delta.

               Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $99,603 for the six months ended June 30, 1994 and $443,676 and $348,837, respectively, for the years ended December 31, 1993 and 1992. This expense fluctuates with the change in gas prices and declined during the six months ended June 30, 1994 on an annualized basis compared to previous periods as a result of a decline in gas prices and correspondingly increased in 1993 compared to 1992 as a result of increases in gas prices.

               Interest on Notes Payable. Interest on notes payable was $25,367 for the year ended December 31, 1992. Interest expense for the 1992 period included interest on the Company's convertible note payable which was repaid in November 1992.

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

          These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy and even after all required approvals are obtained, lawsuits may possibly be filed to attempt to further delay the development of the properties. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered the these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could change, and such changes could be substantial.

ITEM 7.   FINANCIAL STATEMENTS

          Financial Statements are included beginning on Page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Effective June 24, 1994 the Company dismissed its prior auditors and on that date the accounting firm of KPMG Peat Marwick was appointed as the Company's auditors. The Company filed a Form 8-K dated June 24, 1994 reporting the change of accountants.

                                 PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)  Executive Officers and Directors:

               Information with respect to the executive officers and directors of the Company is set forth below:

               The directors and officers of the Registrant are as follows:

Name                              Position                Period of Service

Aleron H. Larson, Jr.     Chairman, Chief Executive   August 1991 to Present
                              Officer, Secretary
                           Treasurer and Director

Roger A. Parker          President, Chief Operating   August 1991 to Present
                            Officer and Director

Terry D. Enright                  Director            August 1994 to Present

               All of the directors of the Registrant hold office until the next annual meeting of the Registrant's stockholders and until their successors have been elected and have qualified. There is no family relationship between any executive officer and director of the Registrant.

               Aleron H. Larson, Jr., age 50, has operated as an investor and an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company listed on the American Stock Exchange which presently owns in excess of 20% of the outstanding equity securities of Delta. Mr. Larson submitted his resignation from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and a Director of the Company, which was a majority-owned subsidiary of UFG from August 1991 until October 1992, at which time it became a majority-owned subsidiary of Delta. Mr. Larson serves as the Chairman, CEO, Secretary, Treasurer and a Director of Delta. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas Company which is now inactive. During part of 1989 and part of 1990, he served as a Director of Apex Operating Company, Inc. and P & G Exploration (formerly Texco Exploration, Inc.). Mr. Larson has been
principally involved in the oil and gas business since 1978.   Mr.
Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

               Roger A. Parker, age 34, served as the President, a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker submitted his resignation from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and a Director of both the Company and Delta. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President and a Director of Apex Operating Company, Inc. since its inception in 1987. He has operated as an investor and an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive Vice President, President and Shareholder of Ampet, Inc. He was a Director of Universal Exploration, Inc., from 1986 to 1989. He attended the University of Colorado where he received a Bachelor of Science in Mineral Land Management in the spring of 1983. He is a member of the Rocky Mountain Oil and Gas Association and the National Federation of Independent Businesses.

               Terry D. Enright, age 46, has been in the oil and gas business since 1980. He serves as a Director of both the Company and Delta. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general
oil and gas consulting work.   Mr. Enright received a B.S. in
Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973.
He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

     There is no family relationship among any of the Directors.

     The Company has no executive or audit committees, nor any nominating or compensation committees.

ITEM 10.  EXECUTIVE COMPENSATION.

          No officer or director received compensation directly from the Company during 1991, 1992, 1993 or the six month period ended June 30, 1994. Messers. Larson and Parker (Chairman and President, respectively,) are compensated by Delta which is paid under a management agreement with the Company. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          (a)&(b)   Security Holdings of Management and Persons
Controlling More than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.


Name and Address of          Amount & Nature of
Beneficial Owners            Beneficial Ownership      Percent of Class

Delta Petroleum Corporation     4,277,977 (1)            91.68% (1)
555 17th Street, Suite 3310
Denver, Colorado 80202

Roger A. Parker                 4,277,977 (1)            91.68% (1)
(3) (6) (7) (8) (11)
555 17th St., Ste. 3310
Denver, CO  80202

Aleron H. Larson, Jr.           4,277,977 (1)            91.68% (1)
(2) (6) (7) (11)
555 17th St., Ste. 3310
Denver, CO  80202

Terry D. Enright                4,277,977 (1)            91.68% (1)
P.O. Box 227
Hygiene, Colorado 80533

Management as a Group
(3 people)                      4,277,977 (1)            91.68% (1)

(1) All shares are owned by Delta; Messrs. Larson and Parker are officers, directors and controlling shareholders of Delta. Mr. Enright is also a director of Delta.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers and employees. The Company paid Delta $191,788 for the six months ended June 30, 1994. The Company had a payable to Delta of $52,072 at June 30, 1994.


                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               The Exhibits listed in the Index to Exhibits appearing at page 22 are filed as part of this report.

          (b)  Reports on Form 8-K:

               The following current reports on Form 8-K were filed during 1994.

               Form 8-K  (dated June 24, 1994)
                         Item 4.  Changes in Registrant's Auditors

               Form 8-K  (dated August 8, 1994)
                         Item 6.  Resignation of Director
                         Item 8.  Change in Fiscal Year


                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                          Amber Resources Company



By (Signature and Title)             s/Aleron H. Larson, Jr.
                                     Aleron H. Larson, Jr.,
                                     Chairman/C.E.O.


                                     s/Kevin K. Nanke
                                     Kevin K. Nanke, Controller and Principal
                                     Financial and Accounting Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By (Signature and Title)              s/Aleron H. Larson, Jr.
                                      Aleron H. Larson, Jr., Director

Date                                         5/31/96


By (Signature and Title)              s/Roger A. Parker
                                      Roger A. Parker, Director

Date                                         5/31/96


By (Signature and Title)             s/Terry D. Enright
                                      Terry D. Enright, Director

Date                                         5/31/96



                             INDEX TO EXHIBITS

(2)  Plan of Acquisitions, Reorganization, Arrangement,
Liquidation, or Succession. Not applicable.

(4) Instruments Defining the Rights of Security Holders. Not applicable.

(9)  Voting Trust Agreement.  Not applicable.

(10) Material Contracts.

     10.1 Agreement between Delta Petroleum Corporation and Amber
          Resources
     10.2 Settlement Agreement between El Paso Natural Gas and
          Amber Resources Company.

(11) Statement Regarding Computation of Per Share Earnings. Not applicable.

(12) Statement Regarding Computation of Ratios. Not applicable.

(13) Annual Report to Security Holders, Form 10-Q or Quarterly
     Report to Security Holders.  Not applicable.

(16) Letter re: Change in Certifying Accountants. Not applicable.

(17) Letter re: Director Resignation. Not applicable.

(18) Letter Regarding Change in Accounting Principals. Not applicable.

(19) Previously Unfiled Documents.  Not applicable.

(21) Subsidiaries of the Registrant. Not applicable.

(22) Published Report Regarding Matters Submitted to Vote of
     Security Holders. Not applicable.

(23) Consent of Experts and Counsel. Not applicable.

(24) Power of Attorney.  Not applicable.

(27) Financial Data Schedule.

(99) Additional Exhibits. Not applicable.





                                        Independent Auditors' Report




The Board of Directors and Stockholders
Amber Resources Company

We have audited the accompanying balance sheets of Amber Resources
Company (a subsidiary of Delta Petroleum Corporation) as of June 30, 1994 and December 31, 1993 and the related statements of operations and accumulated deficit, and cash flows for the six months ended June 30, 1994 and the years ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We beleive that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respsects, the financial position of Amber Resources Company as of June 30, 1994 and December 31, 1993, and the results of its operations and its cash flows for the six months ended June 30, 1994 and the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the financial statements, the Company changed its method of accounting for oil and gas properties to the successful efforts method in 1994.

                                              KPMG Peat Marwick LLP



Denver, Colorado
November 18, 1994



    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    BALANCE SHEET

                                               June 30,      December 31,
                                                 1994             1993
                                                          (Restated - Note 2)
    ASSETS

    Current Assets:
      Cash                                      $4,064             4,616
      Accounts receivable:
        Trade                                   59,494           137,485
        Affiliate (Note 5)                      -                 31,102
      Other current assets                       2,500             2,500

        Total current assets                    66,058           175,703

    Oil and gas properties,at cost,
      (using the  successful
      efforts method of accounting)
      (Notes 2 and 6):
        Undeveloped offshore California
            properties                       5,006,276         5,006,276
        Developed onshore properties         2,722,260         2,745,774
                                             7,728,536         7,752,050

      Less accumulated depreciation
            and depletion                   (1,083,517)         (900,993)

      Net oil and gas properties             6,645,019         6,851,057

                                            $6,711,077         7,026,760


    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current  Liabilities:
      Accounts payable trade:
        Trade                                   $45,912            77,815
        Affiliate (Note 5)                       52,072            -
      Royalties payable held in suspense        185,123           171,020
      Recoupment gas royalties payable          643,841           588,357

        Total current liabilities               926,948           837,192

    Recoupment gas obligation                   967,911         1,124,167

    Stockholders' Equity
      Preferred stock, $1 par value.
        Authorized 5,000,000 shares of
        Class A convertible preferred
         stock, none issued (Note 3)                -                 -
      Common stock, $.0625 par value;
        authorized 25,000,000 shares,
        4,666,185 shares issued
        and outstanding                         291,637           291,637
      Additional paid-in capital              5,755,232         5,755,232
      Accumulated deficit                    (1,230,651)         (981,468)

        Total stockholders' equity            4,816,218         5,065,401

                                             $6,711,077         7,026,760

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                         Six Months       Year Ended       Year Ended
                                                          June 30,       December 31,     December 31,
                                                            1994             1993             1992
    Revenue:                                                            (Restated - Note 2)

      Oil and gas sales, including recoupment
        gas of $226,907   in 1994 and $609,750 in 1993
        and $587,084 in 1992 (Note 1)                       $368,304        1,077,905        1,249,373
      Interest income                                        -                    539            3,665

         Total revenue                                       368,304        1,078,444        1,253,038

    Expenses:

      Lease operating expenses                               141,772          275,861          352,570
      Depletion                                              184,547          393,395          587,669
      Exploration expenses                                     4,088            7,352           67,340
      Abandoned and impaired properties                       21,491            8,252          198,230
      General and administrative                             165,986          316,705          287,696
      Interest on recoupment gas obligation (Note 1)          99,603          443,676          348,837
      Interest on notes payable                              -                -                 25,367

         Total expenses                                      617,487        1,445,241        1,867,709

           Net loss                                         (249,183)        (366,797)        (614,671)

    Accumulated deficit at begining of period               (981,468)        (614,671)         -

    Accumulated deficit at end of period                 ($1,230,651)        (981,468)        (614,671)


    Net loss per common share                                 ($0.05)           (0.08)           (0.13)

     Weighted average number of common
      shares outstanding                                   4,666,185        4,666,185        4,666,185



    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    STATEMENTS OF CASH FLOWS





                                                                     Six Months             Year Ended             Year Ended
                                                                   Ended June 30,         December 31,          December 31,
                                                                        1994                   1993                   1992
    Cash flows from operating activities:
      Net loss                                                       ($249,183)              (366,797)              (614,671)
      Adjustments to reconcile net loss to cash
          provided by (used in) operating activities:
        Recoupment gas revenue                                        (226,907)              (609,750)              (587,084)
        Interest on recoupment gas obligation                           99,603                443,676                348,837
        Depletion                                                      184,547                393,395                587,669
        Abandoned and impaired properties                               21,491                  8,252                198,230
      Net changes in current assets and
          and current liabilities:
        Decrease (increase) in accounts
          receivable                                                    77,991                 (4,479)               (13,445)
        (Increase) decrease  in other current assets                        -                  (2,500)                40,000
        Decrease in accounts payable                                   (31,903)               (75,732)               (47,909)
        Increase in royalties payable held in suspense                  14,103                 27,987                 71,492
        Increase in recoupment gas royalties payable                    55,484                139,453                135,029

    Net cash provided by (used in) operating activities                (54,774)               (46,495)               118,148

    Cash flows from investing activities:
        Additions to property and equipment                                -                  (11,247)                (2,782)
        Proceeds from sale of oil and gas properties                       -                      -                  129,711

    Net cash provided by (used in) investing activities                    -                  (11,247)               126,929

    Cash flows from financing activities:
        Change in accounts payable to/receivable from
          affiliate                                                     54,222                 62,358                 25,097
        Payment of notes payable                                           -                     -                  (270,174)

    Net  cash provided by (used in) financing activities                54,222                 62,358               (245,077)

    Net (decrease) increase  in cash                                      (552)                 4,616                  -

    Cash at beginning of period                                          4,616                    -                    -

    Cash at end of period                                               $4,064                  4,616                  -

    Supplemental cashflow information:

    Cash paid for interest                                                 -                      -                    25,367


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Six Months Ended June 30, 1994, and
Years Ended December 31, 1993 and 1992

(1)  Summary of Significant Accounting Policies

     Organization and Basis of Presentation

     Amber Resources Company (the Company) was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing oil and gas properties. The Company owns interests in undeveloped oil and gas properties offshore California, near Santa Barbara and developed oil and gas properties in the continental United States.

     From August 20, 1991 through December 31, 1991, Underwriters Financial Group , Inc. (UFG) acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby
increasing its ownership of the Company to 88.09%.   In October,
1992, UFG concluded a series of agreements with Delta Petroleum Corporation (Delta), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the Plan of Reorganization). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively, Ogle), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1994, Delta owned 4,277,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of Amber transferred to the Company by UFG were pledged to secure a note payable to Snyder Oil Corporation (the Snyder Note). The note is currently in default.

     The Company adjusted the basis of its assets and liabilities in 1991 to reflect the new basis of accounting resulting from the acquisition of more than 80% of its common shares by UFG. The Company's net assets were adjusted to reflect UFG's acquisition cost of the shares of $5,406,408. The minority shareholders interest in the Company was not reflected in this adjustment as accumulated losses had exceeded their original investment at that date. The subsequent acquisition of additional shares of the Company by UFG in 1992 was accounted for as an increase in oil and gas properties and an increase in additional paid-in capital of $595,461, representing the estimated fair value of the UFG shares issued in the exchange. The acquisition by Delta of additional shares from Ogle was also accounted for in 1992 as an increase in oil and gas properties and an increase in additional paid-in capital of $45,000, representing Ogle's predecessor cost of the shares of the Company. The additional shares acquired from Ogle by Delta were accounted for at predecessor cost due to the related party nature of the transaction.

     Going Concern Basis of Presentation

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Certain factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

     At June 30, 1994, the Company has a working capital deficiency of $860,890. Included in the Company's current liabilities are royalties payable held in suspense of $185,123 at June 30, 1994 which represent the Company's estimate of royalties payable on production attributable the Company's interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company's current liabilities also include royalties payable on recoupment gas produced on certain wells of $643,841 at June 30, 1994. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators.

     The Company believes that it is unlikely that all claims that might be made for payment of royalties payable in suspense or for recoupment royalties payable would be made at one time. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable in suspense and recoupment royalties payable.

     Currently, the Company's operations are not generating sufficient cash flow to fund operations and discharge the Company's liabilities. The Company has been economically dependent upon the Company's parent, Delta Petroleum Corporation.

     Through the period ended June 30, 1994, Delta continued to advance funds to the Company. Delta has no obligations or commitment to provide further financial support although it may do so from time to time as it elects.

     Due to the uncertainties regarding the Company's ability to generate sufficient cash flow to fund operations and satisfy its liabilities, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Property and Equipment

     The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling, and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized.

     Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation and depletion are removed from the accounts and any gain or loss is credited or charged to operations.

     Depreciation and depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced. The Company assesses impairment of proved oil and gas properties on an aggregate basis using undiscounted estimated future net revenue, calculated using constant prices and costs. Capitalized costs of unproved properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 1994, the Company had received payment for approximately 124,000 MCF of gas less than its entitlement share on certain properties. Accordingly, these amounts have been included in the reserve quantities as set forth in note 7.

     Recoupment Gas Obligation

     Certain oil and gas properties were acquired by Amber subject to a recoupment agreement with a gas purchaser. Under the terms of the recoupment agreement, the gas purchaser was entitled to receive up to 75% of future production to recoup gas purchased in connection with the settlement of a previous take or pay contract covering the properties. The gas purchaser had recourse only to the properties subject to the agreement.

     The obligation under the recoupment agreement was accounted for in a manner similar to a production payment. The estimated present value of the obligation at the date of the acquisition of the properties was recorded as a liability. The liability was calculated based on remaining volumes of gas due, using the price of gas at the date of the acquisition of the properties, discounted at 15% over the period the gas was expected to be recouped. The liability was periodically increased by the accretion of the discount and was reduced as the gas was delivered to the gas purchaser. The gas produced and delivered to the gas purchaser (recoupment gas) is recorded as revenue at the then current price of natural gas. Any difference between the revenue recorded for the recoupment gas and the reduction in the recoupment obligation was accounted for as an increase or decrease in interest expense.

     The Company is responsible for royalties and for production costs associated with the properties subject to the recoupment agreement.

     Subsequent to year end, the Company entered into an agreement with El Paso Natural Gas Company (El Paso) under which the Company agreed to transfer to El Paso, the Company's interest in four wells and the associated acreage in complete satisfaction of the Company's recoupment gas obligation. As a result of this agreement, the Company is no longer obligated to El Paso for recoupment gas from the remaining wells originally subject to the recoupment agreement.

     Recoupment Gas Royalties Payable

     Recoupment gas royalties represent royalties due on recoupment gas produced and delivered to the gas purchasers pursuant to the terms of the recoupment agreement described above. The Company has estimated the liability to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser.

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

     Income (Loss) Per Common Share

     Income (loss) per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the year. Common stock options and warrants have not been considered in the calculation of loss per share as their effect is antidilutive.

(2)  Restatements

     The Company changed its method of accounting for oil and gas properties to the successful efforts method from the full cost method. In the opinion of management, the successful efforts method of accounting is preferable in the Company's circumstance, as it is more generally accepted as industry practice, it more accurately reflects the current activities of the Company, which include only limited exploration activities, and it results in a better matching of revenue and expenses. The financial statements have been restated to apply the new method of accounting retroactively.

     The financial statements were also restated (i) to record as a liability the Company's obligation under the recoupment agreement with a gas purchaser, (ii) to adjust the amount previously recorded for recoupment gas royalties, (iii) to revise the adjustments previously recorded in 1991 resulting from the acquisition of 80.08% of the Company's common shares by UFG, and (iv) to record other adjustments.

     Summarized financial information as of December 31, 1993 and for the years ended December 31, 1993 and 1992 as previously reported and as restated follows:

                             As previously                      As
                               reported      Adjustments     restated

 As of December 31, 1993:

 Current assets               $   205,470        (29,767)     175,703
 Property and equipment,
      net                       3,389,953      3,461,104    6,851,057
 Other assets                       8,901         (8,901)       -

      Total assets            $ 3,604,324      3,422,436    7,026,760

 As of December 31, 1993
 (continued):

 Current liabilities          $   962,829       (125,637)     837,192
 Recoupment gas obligation          -          1,124,167    1,124,167
 Recoupment royalties             272,338       (272,338)       -
 Stockholders' equity           2,369,157      2,696,244    5,065,401
      Total liabilities
        and stockholders'
        equity                $ 3,604,324      3,422,436    7,026,760

  Year ended December 31, 1993:

  Revenue                      $  468,694      609,750      1,078,444
  Expenses                       (478,635)    (966,606)    (1,445,241)

      Net loss                 $   (9,941)    (356,856)      (366,797)

  Year ended December 31, 1992:

  Revenue                      $  665,954      587,084      1,253,038
  Expenses                       (601,643)  (1,266,066)    (1,867,709)

      Net income (loss)        $    64,311    (678,982)      (614,671)

(3)    Preferred Stock

  The Board of Directors is authorized to issue 5,000,000 shares of 9% Class A convertible preferred stock having a par value of $1 per share. At the option of the Company, this preferred stock is convertible at a rate of .625 shares of common stock for each share of Class A convertible preferred stock.

(4)    Income Taxes

  At June 30, 1994 and December 31, 1993, the Company's significant deferred tax assets and liabilities are summarized as follows:


                                                   1994         1993
Deferred tax assets:
   Net operating loss
      carryforwards                            $ 1,806,000    1,711,000
   Allowance for doubtful
    accounts not deductible
    for tax purposes                                -            11,000
   Recoupment gas obligation                       368,000      427,000

    Gross deferred tax assets                    2,174,000    2,149,000

   Less valuation allowance                       (365,000)    (251,000)

    Net deferred tax assets                      1,809,000    1,898,000

Deferred tax liabilities:
    Oil and gas properties,
      principally due to
      differences in basis and
      depreciation and depletion                (1,809,000)  (1,898,000)

         Net deferred tax asset                $     -            -

    No income tax benefit has been recorded for the six months ended June 30, 1994 or the years ended December 31, 1993 and 1992 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by an increase in the valuation allowance for such net deferred tax assets.

    At June 30, 1994, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $4,750,000 and $4,500,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 1996 through 2009.

(5) Related Party Transactions

    Effective August 20, 1991, the Company entered into a management agreement with UFG whereby UFG received $6,000 per month for providing the Company with management and other services. Effective October 21, 1992, Delta was assigned the management agreement from UFG. The Company paid UFG and Delta $72,000 for the year ended December 31, 1992.

    Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers and employees. The Company paid Delta $191,788 for the six months ended June 30, 1994, and $243,357 for the year ended December 31, 1993. The Company had a payable to Delta of $52,072 at June 30, 1994 and a receivable from Delta of $31,102 at December 31, 1993.

    During the year ended December 31, 1993, the Company sold to Delta various non-producing leasehold interests which were assigned to Delta in exchange for $20,000 and a 10% working interest, after well payout.

    During the year ended December 31, 1992, the Company received advances from UFG. The Company accrued interest at a rate of 1.25% per month in accordance with the terms of the convertible promissory note payable to UFG. The note was repaid during 1992.
Interest paid to UFG amounted to $17,469 for the year ended
December 31, 1992.

(6) Disclosures About Capitalized Costs, Costs Incurred and Major
    Customers

    Capitalized costs related to oil and gas producing activities are as follows:
                                     June 30,       December 31,
                                      1994              1993
Undeveloped offshore
    California properties         $ 5,006,276          5,006,276

Developed onshore
    domestic properties             2,722,260          2,745,774
                                    7,728,536          7,752,050
Accumulated depreciation
    and depletion                  (1,083,517)          (900,993)
                                  $ 6,645,019          6,851,057


    Cost incurred in oil and gas producing activities for the six months ended June 30, 1994 and the years ended December 31, 1993 and 1992 are as follows:


                                           1994       1993      1992

Exploration costs                       $ 4,088       7,352    67,340

Development costs                            -       11,247     2,782

    Sales to major customers accounted for approximately 62%, 18% and 11% of 1994 oil and gas sales. Sales to major customers accounted for approximately 57%, 12%, and 10% of 1993 oil and gas sales. Sales to major customers accounted for 53% and 12% of 1992 oil and gas sales.

(7) Information Regarding Proved Oil and Gas Reserves (Unaudited)

    Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

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

    These units have been formally approved and are regulated by the Minerals Management Service of the Federal Government.
However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy and even after all required approvals are obtained, lawsuits may possibly be filed to attempt to further delay the development of the properties. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company s estimates of the proved undeveloped reserves attributable to these properties could change, and such changes could be substantial.

    AMBER RESOURCES COMPANY
    (A SUBSIDIARY OF DELTA PETROLEUM CORPORATION
    Notes to Consolidated Financial Statements


    (7)Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued

    A summary of changes in estimated quantities of proved reserves, net of recoupment gas, for the six months ended June 30, 1994 and the years ended December 31, 1993 and 1992 are as follows:



                                                Onshore                        Offshore
                                                  GAS             OIL             GAS             OIL
                                                 (MCF)          (BBLS)           (MCF)          (BBLS)
    Balance at January 1, 1992                  5,069,961          37,128      14,108,162      11,843,499
     Revisions of quantity estimates             (553,803)        (21,442)     (1,132,315)     (1,251,134)
     Sale of properties                           (98,284)         (1,231)         -               -
     Production                                  (429,263)         (1,616)         -               -
    Balance at December 31, 1992                3,988,611          12,839      12,975,847      10,592,365

     Revisions of quantity estimates              411,759           8,506          -               -
     Sale of properties                          (408,032)         (1,005)         -               -
     Production                                  (234,746)         (1,940)         -               -
    Balance at December 31, 1993                3,757,592          18,400      12,975,847      10,592,365

     Revisions of quantity estimates             (675,625)           (322)         -               -
     Production                                   (84,276)           (469)         -               -
    Balance at June 30, 1994                    2,997,691          17,609      12,975,847      10,592,365

    Proved developed reserves:
       December 31, 1991                        6,255,513          26,521          -               -
       December 31, 1992                        3,580,579          11,834          -               -
       December 31, 1993                        3,757,592          18,400          -               -
       June 30, 1994                            2,997,691          17,609          -               -

AMBER RESOURCES COMPANY
(A SUBSIDIARY OF DELTA PETROLEUM CORPORATION)

Notes to Consolidated Financial Statements, Continued


(7) Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued

    Future net cash flows presented below are computed using year-end prices and costs and exclude amounts attributable to recoupment gas.
    Future corporate overhead expenses and interest expense have not been included.


                                                                           Offshore
                                                           Onshore        California        Total


        December 31, 1992:

        Future cash inflows                                $7,075,699     150,643,614     157,719,313
        Future costs:
           Production                                       2,235,804      18,741,837      20,977,641
           Development                                        336,503      22,948,450      23,284,953
           Income taxes                                       -            37,044,131      37,044,131

        Future net cash flows                               4,503,392      71,909,196      76,412,588

         10% discount factor                                2,540,446      59,245,373      61,785,819

        Standardized  measure of discounted future
              net cash flows                               $1,962,946      12,663,823      14,626,769

        December 31, 1993:

        Future cash inflows                                $7,637,089     118,736,564     126,373,653
        Future costs:
           Production                                       2,510,610      18,611,457      21,122,067
           Development                                         77,198      22,948,450      23,025,648
           Income taxes                                       -            26,240,063      26,240,063

        Future net cash flows                               5,049,281      50,936,594      55,985,875

         10% discount factor                                2,668,854      42,056,470      44,725,324

        Standardized  measure of discounted future
              net cash flows                               $2,380,427       8,880,124      11,260,551


        June 30, 1994:

        Future cash inflows                                $5,073,304     118,736,564     123,809,868
        Future costs:
           Production                                       2,004,387      18,611,457      20,615,844
           Development                                        -            22,948,450      22,948,450
           Income taxes                                       -            23,486,944      23,486,944

        Future net cash flows                               3,068,917      53,689,713      56,758,630

         10% discount factor                                1,483,544      46,361,790      47,845,334

        Standardized  measure of discounted future
              net cash flows                               $1,585,373       7,327,923       8,913,296



AMBER RESOURCES COMPANY
(A SUBSIDIARY OF DELTA PETROLEUM CORPORATION)

Notes to Consolidated Financial Statements, Continued


(7) Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued


   The principal sources of changes in the standardized measure of discounted net cash flows during the six months ended June 30, 1994 and the years ended December 31, 1993 and 1992 are as follows:


                                                          Six Months      Year Ended      Year Ended
                                                        Ended June 30,   December 31,    December 31,
                                                             1994            1993            1992

        Beginning of  year                                $11,260,551      14,626,769      17,591,679

        Sales of oil and gas produced during the
            period , net of production costs                      375        (192,294)       (309,719)
        Net change in prices and production costs            (755,956)     (6,483,906)      1,705,629
        Changes in estimated future development costs        (170,601)        (41,593)       (371,123)
        Revisions of previous quantity estimates and
             other                                         (2,522,336)         50,732      (6,288,832)
        Net change in income taxes                            538,235       1,949,178         933,967
        Sales of reserves in place                            -              (111,012)       (394,000)
        Accretion of discount                                 563,028       1,462,677       1,759,168

        End of year                                        $8,913,296      11,260,551      14,626,769


        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting
        Standard No. 69 future cash inflows were computed by applying current prices at year-end to estimated future production.
        Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.
        Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.