Form 10QSB
period 1994-09-30
AMBER RESOURCES CO
filed 1996-06-13
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1994 OR

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


                                                  Form 10-QSB
                                                  1st Qtr.
                                                  FY 1995

                                   INDEX


PART I    FINANCIAL INFORMATION

                                                       PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               September 30, 1994 and
               June 30, 1994.......................         1

          Statements of Operations and
               Accumulated Deficit for
               the Three Months Ended
               September 30, 1994 and 1993.........         2

          Statements of Cash Flows:
               For the Three Months Ended
               September 30, 1994 and 1993.........         3


          Notes to Financial Statements...........          4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.......................          11

Item 2.   Changes in Securities...................          11

Item 3.   Defaults upon Senior Securities.........          11

Item 4.   Submission of Matters to a Vote of
          Security Holders........................          11

Item 5.   Other Information.......................          11

Item 6.   Exhibits and Reports on Form 8-K........          11


PART I - FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS (UNAUDITED)


ITEM 1.   FINANCIAL STATEMENTS


                                                  September 30,     June 30,
                                                      1994            1994

Assets

Current assets:
 Cash                                                $3,702           4,064
 Accounts receiveable                                87,832          59,494
 Other current assets                                -                2,500

   Total current assets                              91,534          66,058

Oil and gas properties, successful efforts
   method of accounting (Notes 2 and 3):
   Undeveloped offshore California properties     5,006,276       5,006,276
   Developed onshore domestic properties          2,755,864       2,722,260
                                                  7,762,140       7,728,536

Accumulated depletion                            (1,147,620)     (1,083,517)

 Net oil and gas properties                       6,614,520       6,645,019

                                                 $6,706,054       6,711,077

Liabilities and Stockholders' Equity

Current  Liabilities:
 Accounts payable:
   Trade                                            $96,793          45,912
   Affiliate                                        109,648          52,072
   Royalties payable held in suspense               186,793         185,123
   Recoupment gas royalties payable                 643,841         643,841

   Total current liabilities                      1,037,075         926,948

Recoupment gas obligation                           941,066         967,911

Stockholders' equity
 Preferred stock, $1.00 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued              -               -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, 4,666,185
  shares issued and outstanding                     291,637         291,637
   Additional paid-in capital                     5,755,232       5,755,232
   Accumulated deficit                           (1,318,956)     (1,230,651)

   Total stockholders' equity                     4,727,913       4,816,218

                                                 $6,706,054       6,711,077


    See accompanying notes to unaudited financial statements.


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Three Months Ended
                                                          September 30,
                                                      1994            1993

Revenue:

Oil and gas sales, including recoupment
 gas $86,105 in 1994 and $145,387 in 1993         $236,275         257,507
Interest income                                         41          -

 Total revenue                                     236,316         257,507


Expenses:

Lease operating expenses                             48,146          72,974
Depletion                                            64,103          97,032
General and administrative                          153,112          44,036
Interest on recoupment gas obligation                59,260         102,036

  Total expenses                                    324,621         316,078

  Net loss                                          (88,305)        (58,571)

Accumulated deficit at beginning of period       (1,230,651)       (834,382)

Accumulated deficit at end of period            ($1,318,956)       (892,953)

Net loss per common share                            ($0.02)          (0.01)

Weighted average number of common
     shares outstanding                           4,666,185       4,666,185

    See accompanying notes to unaudited financial statements.


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Cash Flows (Unaudited)





                                                          Three Months Ended
                                                             September 30,
                                                       1994            1993


Net cash used in operating activities                ($24,334)       (10,413)

Cash flows from investing activities:
Additions to oil and gas properties                   (33,604)         -

    Net cash used in investing activities             (33,604)         -

Cash flows from financing activities:
    Decrease in advances to UFG                          -            (8,045)
    Increase (decrease) in accounts payable -
        affiliate                                      57,576        (53,508)

        Net cash provided by (used in)
          financing activities                         57,576        (61,553)

        Net decrease in cash                             (362)       (71,966)

        Cash at beginning of the period                 4,064         75,455

        Cash at end of the period                      $3,702          3,489

    See accompanying notes to unaudited financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 1994 and 1993
(Unaudited)

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

(2) Restatements

    The Company changed its method of accounting for oil and gas properties to the successful efforts method from the full cost method. In the opinion of management, the successful efforts method of accounting is preferable in the Company's circumstance, as it is more generally accepted as industry practice, it more accurately reflects the current activities of the Company, which include only limited exploration activities, and it results in a better matching of revenue and expenses. The financial statements have been restated to apply the new method of accounting retroactivity.

    The financial statements were also restated (i) to record as a liability the Company's obligation under the recoupment agreement with a gas purchaser; (ii) to adjust the amount previously recorded for recoupment gas royalties; and (iii) to record other adjustments.

    It is not practicable to determine the effect of each adjustment recorded to restate the financial statements.
Summarized financial information for the three months ended
September 30, 1993 as previously reported and as restated follows:

                 As Previously                         As
                   Reported       Adjustments        Restated

Revenue            $116,318          141,189         $ 257,507
Expenses            (90,455)        (225,623)        ( 316,078)

Net Income
 (loss)           $  25,863         ( 84,434)        $( 58,571)

Net Income
 (loss) per share      $.01                              $(.01)

(3)    Contingencies

  The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at September 30, 1994. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

(4)    Subsequent Events

  On November 18, 1994 the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso it's interest in four wells and the associated acreage in complete satisfaction of it's recoupment gas obligation which amounted to $941,066 at September 30, 1994. As a result of this agreement, the Company will no longer be obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. As a result of this transaction, the Company recorded an extraordinary gain of $493,850 for the quarter ended December 31, 1994.

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

  From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at September 30, 1994, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,185,891, including accrued interest. The note is currently in default.

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

  Liquidity and Capital Resources.

  At September 30, 1994, the Company had a working capital deficit of $945,541 compared to a working capital deficit of $860,890 at June 30, 1994. The Company's working capital deficit is in part a result of the royalties payable and recoupment gas royalties payable held in suspense . The Company's royalties payable in suspense of $186,793 at September 30, 1994 represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company has estimated that royalties are payable on recoupment gas produced on certain of its wells of $643,841 at September 30, 1994. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells.
The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators.

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

  On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso the Company's interest in four wells and the associated acreage in complete satisfaction of
the recoupment gas obligation.   As a result of this agreement,
the Company will no longer be obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company will lose the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements. As a result of this transaction, the Company recorded an extraordinary gain of $493,850 for the quarter ended December 31, 1995.

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

  Results of Operations

  Net Earnings (Loss). The Company's net loss for the three months ended September 30, 1994 was $88,305 compared to a net loss of $58,571 for the three months ended September 30, 1993.

  Revenue.    Oil and gas sales for the three months ended
September 30, 1994 were $236,275 compared to $257,507 for the three months ended September 30, 1993. Revenue from oil and gas sales includes amortization of the Company's recoupment gas obligation of $86,105 for the three months ended September 30, 1994 and $145,387 for the three months ended September 30, 1993. Revenue is recorded as the recoupment gas is produced and delivered to the gas purchaser. The amount of revenue recorded varies with the amount of gas recouped by the purchaser and the current price of gas.

  Production volumes and average prices received for the three months ended September 30, 1994 and 1993 are as follows:

                                           Three Months Ended
                                               September 30,
                                             1994       1993

Production:
     Oil (barrels)                            478        466
     Gas (Mcf)                             74,871     59,489
     Recoupment Gas (Mcf)                  69,587     79,998

Average Price:
     Oil (per barrel)                      $16.80     $13.80
     Gas (per Mcf)                         $ 1.58      $1.80


          Lease Operating Expenses. Lease operating expenses for the three month period ended September 30, 1994 was $48,146 compared to $72,974 for the three months ended September 30, 1993. On a MCF equivalent basis, production expenses and taxes were $.33 per Mcf equivalent during the three month period ended September 30, 1994 compared to $.51 per Mcf equivalent for the same period in 1993.

     Depletion Expense. Depletion expense for the three months ended September 30, 1994 was $64,103 compared to $97,032 for the three months ended September 30, 1993. On a MCF equivalent basis, depreciation and depletion expense were $.44 per Mcf equivalent during the three month period ended September 30, 1994 compared to $.68 per Mcf equivalent for the same period in 1993, reflecting a decrease in production taxes resulting from lower prices.

     General and Administrative Expenses. General and administrative expense for the three months ended September 30, 1994 was $153,112 compared to $44,036 for the three months ended
September 30, 1993. General and administrative expenses increased from 1993 to 1994 as the Company's level of activity increased following the reorganization of Delta.

     Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $59,260 for the three months ended September 30, 1994 and $102,036 for the three months ended September 30, 1993. This expense fluctuates with the change in gas prices. Effective December 1, 1994 the Company will no longer be subject to interest on the recoupment gas obligation due to the settlement with El Paso.

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



                         AMBER RESOURCES COMPANY
                         (Registrant)

                         s/Aleron H. Larson, Jr.
                         Aleron H. Larson, Jr.
                         Chairman\C.E.O.


                         s/Kevin K. Nanke
                         Kevin K. Nanke
                         Controller and Principal Accounting
                         Officer

Date: June 12, 1996


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