Form 10QSB
period 1994-12-31
AMBER RESOURCES CO
filed 1996-06-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994 OR

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

                                                  Form 10-QSB
                                                  2nd Qtr.
                                                  FY 1995


                                   INDEX



PART I    FINANCIAL INFORMATION

                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               December 31, 1994 and
               June 30, 1994......................          1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Six Months Ended
               December 31, 1994 and 1993..........         2

          Statements of Cash Flows:
               For the Six Months
               Ended December 31, 1994 and 1993....         4


          Notes to Financial Statements.........            5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          7


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings......................           12

Item 2.   Changes in Securities..................           12

Item 3.   Defaults upon Senior Securities........           12

Item 4.   Submission of Matters to a Vote of
          Security Holders.......................           12

Item 5.   Other Information......................           12

Item 6.   Exhibits and Reports on Form 8-K.......           12


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    BALANCE SHEETS (UNAUDITED)


     ITEM 1.   FINANCIAL STATEMENTS


                                              December 31,      June 30,
                                                   1994            1994

 Assets

Current assets:
   Cash                                           $5,901          $4,064
   Accounts receiveable                          110,493          59,494
   Other current assets                           -                2,500

     Total current assets                        116,394          66,058

Oil and gas properties, successful efforts
  method of accounting (Notes 2 and 3):
   Undeveloped offshore California properties  5,006,276       5,006,276
   Developed onshore domestic properties       1,956,287       2,722,260
                                               6,962,563       7,728,536

    Accumulated depletion                       (917,709)     (1,083,517)

      Net oil and gas properties               6,044,854       6,645,019

                                              $6,161,248       6,711,077

    Liabilities and Stockholders' Equity

    Current  Liabilities:
      Accounts payable:
        Trade                                  $103,847          45,912
        Affiliate                                74,766          52,072
      Royalties payable held in suspense        186,793         185,123
      Recoupment gas royalties payable          669,841         643,841

        Total current liabilities             1,035,247         926,948

    Recoupment gas obligation                    -              967,911

    Stockholders' equity
      Preferred stock, $1.00 par value;
        authorized 5,000,000 shares of
        Class A convertible preferred
          stock, none issued                     -               -
      Common stock, $.0625 par value;
        authorized 25,000,000 shares, 4,666,185
        shares issued and outstanding          291,637         291,637
      Additional paid-in capital             5,755,232       5,755,232
      Accumulated deficit                     (920,868)     (1,230,651)

        Total stockholders' equity           5,126,001       4,816,218

                                            $6,161,248       6,711,077


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                       Three Months Ended
                                                          December 31,
                                                     1994            1993

    Revenue:

      Oil and gas sales, including recoupment
        gas $80,904 in 1994 and $84,497 in 1993    $215,349         319,218
      Gain on sale of oil and gas properties         57,667          -
      Interest income                                    47             539

        Total revenue                               273,063         319,757

    Expenses:

      Lease operating expenses                       76,861          93,874
      Depletion                                      85,130         107,845
      General and administrative                    152,809         144,445
      Interest on recoupment gas obligation          54,025          62,108

        Total expenses                              368,825         408,272

      Loss before extraordinary item                (95,762)        (88,515)

      Extraordinary gain on settlement of
        recoumpment gas obligation                  493,850          -

      Net income (loss)                             398,088         (88,515)

    Accumulated deficit at beginning of period   (1,318,956)       (892,953)

    Accumulated deficit at end of period          ($920,868)       (981,468)

    Income (loss) per common share:
      Loss before extraordinary item                 ($0.02)          (0.02)
      Extraordinary gain on settlement of
        recoumpment gas obligation                     0.11           -
      Net income (loss)                               $0.09           (0.02)

    Weighted average number of common
           shares outstanding                     4,666,185       4,666,185

    Statements of Operations and Accumulated Deficit
    (Unaudited)


                                                           Six Months Ended
                                                            December 31,
                                                       1994            1993

    Revenue:

      Oil and gas sales, including recoupment
        gas $167,009 in 1994 and $233,884 in 1993    $451,624         576,725
      Gain on sale of oil and gas properties           57,667          -
      Interest income                                      88             539

        Total revenue                                 509,379         577,264

    Expenses:

      Lease operating expenses                        125,007         166,848
      Depletion                                       149,233         204,877
      General and administrative                      305,921         188,481
      Interest on recoupment gas obligation           113,285         164,144

        Total expenses                                693,446         724,350

      Loss before extraordinary item                 (184,067)       (147,086)

      Extraordinary gain on settlement of
        recoumpment gas obligation                    493,850          -

      Net income (loss)                               309,783        (147,086)

    Accumulated deficit at beginning of period     (1,230,651)       (834,382)

    Accumulated deficit at end of period            ($920,868)       (981,468)

    Income (loss) per common share:
      Loss before extraordinary item                   ($0.04)          (0.03)
      Extraordinary gain on settlement of
        recoumpment gas obligation                       0.11          -
      Net income (loss)                                 $0.07           (0.03)

    Weighted average number of common
           shares outstanding                       4,666,185       4,666,185


    Statement of Cash Flows
    (Unaudited)




                                                          Six Months Ended
                                                            December 31,
                                                        1994            1993


    Net cash used in operating activities           ($62,821)         (8,758)

    Cash flows from investing activities:
      Additions to oil and gas properties            (36,196)         -
      Proceeds from sale of oil and gas properties    78,160          -

        Net cash used in investing activities         41,964          -

    Cash flows from financing activities:
      Decrease in advances to UFG                      -               (8,045)
      Increase (decrease) in accounts payable -
        affiliate                                     22,694         (54,035)

        Net cash provided by (used in)
          financing activities                        22,694         (62,080)

        Net increase (decrease) in cash                1,837         (70,838)

        Cash at beginning of the period                4,064          75,455

        Cash at end of the period                     $5,901           4,617



    See accompanying notes to unaudited financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Six Months Ended December 31, 1994 and 1993
(Unaudited)


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

     It is not practicable to determine the effect of each adjustment recorded to restate the financial statements.
Summarized financial information for the six months ended December 31, 1993 as previously reported and as restated follows:


                       As Previously                              As
                          Reported        Adjustments           Restated

Revenue                  $351,775           225,489              577,264
Expenses                 (313,032)         (411,318)            (724,350)

Net Income (loss)        $ 38,743          (185,829)            (147,086)

Net Income (loss)
 per share               $    .01                                   (.03)

(3)  Contingencies

     The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at December 31, 1994. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

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

               From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at December 31, 1994, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,221,689, including accrued interest. The note is currently in default.

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

     Liquidity and Capital Resources.

               At December 31, 1994, the Company had a working capital deficit of $918,854 compared to a working capital deficit of $860,890 at June 30, 1994. The Company's working capital deficit is in part a result of the royalties payable and recoupment gas royalties payable held in suspense. The Company's royalties payable of $186,793 in suspense at December 31, 1994 represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company has estimated that royalties are payable on recoupment gas produced on certain of its wells of $669,841 at December 31, 1994. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators.

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

     Results of Operations

               Net Earnings (Loss).   The Company reported net
income of $398,088 and $309,783 for the three and six months ended December 31, 1994 compared to a net loss of $88,515 and $147,086 for the same periods in 1993. Net income for the three and six months ended December 31, 1994 included an extraordinary gain on the settlement of a recoupment gas obligation.

               Revenue.   Total revenues for the three and six
months ended December 31, 1994 were $273,063 and $509,379 compared to $319,757 and $577,264 for the same periods in 1993. Oil and gas sales for the three and six months ended December 31, 1994 were $215,349 and $451,624 compared to $319,218 and $576,725 for the same periods in 1993. The Company's oil and gas sales were impacted by the over production of gas by other working interest owners in certain gas wells in Oklahoma. The Company expects to recover the production attributable to its underbalanced position in future periods, as the wells are brought back into balance. Revenue from oil and gas sales includes amortization of the company's recoupment gas obligation of $80,904 and $167,009 for the three and six months ended December 31, 1994 compared to $88,497 and $233,884 for the same periods in 1993. Revenue is recorded as the recoupment gas is produced and delivered to the gas purchaser.


The amount of revenue recorded varies with the amount of gas recouped by the purchaser and the current price of gas. Effective December 1, 1994, the Company's wells were no longer subject to a recoupment agreement, due to a settlement with El Paso. As a result of the settlement, the Company recorded an extraordinary gain on settlement of the recoupment gas obligation of $493,850.


               Production volumes and average prices received for the three and six months ended December 31, 1994 and 1993 are as follows:

                   Three Months Ended       Six Months Ended
                     December 31,              December 31,
                    1994      1993           1994      1993

Production:
  Oil (Bbls)          195      310            673       776
  Gas (Mcfs)       99,025  108,565        172,075   167,129
  Recoupment
    gas (Mcfs)     46,391   79,947        115,978   159,945

Average Price:
  Oil (per Bbls)   $15.60   $14.20         $16.20    $14.03
  Gas (per Mcf)    $ 1.46    $1.67          $1.53     $1.73

               Lease Operating Expenses. Lease operating expenses were $76,861 and $125,007 for the three and six months ended December 31, 1994 compared to $93,874 and $166,848 for the same periods in 1993. On a MCF equivalent basis, production expenses and taxes were $.52 and $.43, respectively, per Mcf equivalent during the three and six month periods ended December 31, 1994 compared to $.49 and $.50, respectively, per Mcf equivalent for the same periods in 1993.

               Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended December 31, 1994 were $85,130 and $149,233 compared to $107,845 and $204,877 for the same periods in 1993. On a MCF equivalent basis, depreciation and depletion expense were $.58 and $.51, respectively, per Mcf equivalent during the three and six month periods ended December 31, 1994 compared to $.56 and $.61, respectively, per Mcf equivalent for the same periods in 1993.

               General and Administrative Expenses.   General and
administrative expenses for the three and six months ended December 31, 1994 were $152,809 and $305,921 compared to $144,445 and
$188,481 for the same periods as in 1993. General and administrative expenses increased as the Company's level of activity increased following the reorganization of Delta.

               Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $54,025 and $113,285 for the three and six months ended December 31, 1994 compared to $62,108 and $164,144 for the same periods in 1994. This expense fluctuates with the change in gas prices. Effective December 1, 1994 the Company was no longer subject to interest on the recoupment gas obligation due to the settlement with El Paso.


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

                              AMBER RESOURCES COMPANY
                              (Registrant)



Date: June 12, 1996           s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.
                              Chairman\CEO



                              s/Kevin K. Nanke
                              Kevin K. Nanke, Controller and
                              Principal Accounting Officer



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