Form 10QSB
period 1995-03-31
AMBER RESOURCES CO
filed 1996-06-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1995 OR

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

                                                   Form 10-QSB
                                                   3rd Qtr.
                                                   FY 1995
                                   INDEX


                                                       PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               March 31, 1995 and
               June 30, 1994 . . . . . . . . . . . . . . . . .1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Nine Months Ended
               March 31, 1995 and 1994 . . . . . . . . . . . .2

          Statements of Cash Flows:
               For the Nine Months
               Ended March 31, 1995 and 1994 . . . . . . . . .4

          Notes to Financial Statements. . . . . . . . . . . .5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS . . . . . . . . . . . . . . . . .7


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . 11

Item 2.   Changes in Securities. . . . . . . . . . . . . . . 11

Item 3.   Defaults upon Senior Securities. . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . 11

Item 5.   Other Information. . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 11


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    BALANCE SHEETS (UNAUDITED)


     ITEM 1.   FINANCIAL STATEMENTS


                                                   March 31,        June 30,
                                                      1995            1994

    Assets

    Current assets:
      Cash                                            $5,730          $4,064
      Accounts receiveable                            83,218          59,494
      Other current assets                            -                2,500

        Total current assets                          88,948          66,058


    Oil and gas properties, successful efforts
      method of accounting (Notes 2 and 3):
        Undeveloped offshore California properties  5,006,276       5,006,276
        Developed onshore domestic properties       1,964,448       2,722,260
                                                    6,970,724       7,728,536

    Accumulated depletion                            (910,194)     (1,083,517)

      Net oil and gas properties                    6,060,530       6,645,019

                                                   $6,149,478       6,711,077


    Liabilities and Stockholders' Equity

    Current  Liabilities:
      Accounts payable:
        Trade                                         $71,947          45,912
        Affiliate                                     163,092          52,072
      Royalties payable held in suspense              192,701         185,123
      Recoupment gas royalties payable                669,841         643,841

        Total current liabilities                   1,097,581         926,948

    Recoupment gas obligation                          -              967,911

    Stockholders' equity
      Preferred stock, $1.00 par value;
        authorized 5,000,000 shares of Class A
        convertible preferred stock, none issued       -               -
      Common stock, $.0625 par value;
        authorized 25,000,000 shares, 4,666,185
        shares issued and outstanding                291,637         291,637
      Additional paid-in capital                   5,755,232       5,755,232
      Accumulated deficit                           (994,972)     (1,230,651)

        Total stockholders' equity                 5,051,897       4,816,218

                                                  $6,149,478       6,711,077

    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     1995            1994

    Revenue:

      Oil and gas sales, including recoupment
        gas $0 in 1994 and $113,453 in 1993         $147,073         247,818
      Gain on sale of oil and gas properties             -               -
      Interest income                                    -                18

        Total revenue                                147,073         247,836

    Expenses:

      Lease operating expenses                        34,936          95,181
      Depletion                                       35,855         119,956
      General and administrative                     150,386         131,161
      Interest on recoupment gas obligation           -               49,801

        Total expenses                               221,177         396,099

      Net loss                                       (74,104)       (148,263)

    Accumulated deficit at beginning of period      (920,868)       (981,468)

    Accumulated deficit at end of period           ($994,972)     (1,129,731)

      Loss per common share                           ($0.02)          (0.03)

    Weighted average number of common
      shares outstanding                           4,666,185       4,666,185


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                           Nine Months Ended
                                                              March 31,
                                                        1995            1994

    Revenue:

      Oil and gas sales, including recoupment
        gas $167,009 in 1994 and $347,337 in 1993    $598,697         824,843
      Gain on sale of oil and gas properties           57,667          -
      Interest income                                      88             557

        Total revenue                                 656,452         825,400

     Expenses:

      Lease operating expenses                        159,943         262,029
      Depletion                                       141,718         324,833
      General and administrative                      499,677         319,642
      Interest on recoupment gas obligation           113,285         213,945

        Total expenses                                914,623       1,120,449

      Loss before extraordinary item                 (258,171)       (295,049)

      Extraordinary gain on settlement of
        recoumpment gas obligation                    493,850          -

      Net income (loss)                               235,679        (295,049)

    Accumulated deficit at beginning of period     (1,230,651)       (834,382)

    Accumulated deficit at end of period            ($994,972)     (1,129,431)

    Income (loss) per common share:
      Loss before extraordinary item                   ($0.06)          (0.06)
      Extraordinary gain on settlement of
        recoumpment gas obligation                       0.11            -
      Net income (loss)                                 $0.05           (0.06)

    Weighted average number of common
           shares outstanding                        4,666,185       4,666,185


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Cash Flows
    (Unaudited)




                                                        Nine Months Ended
                                                             March 31,
                                                        1995            1994


    Net cash used in operating activities          ($189,455)         (9,781)

    Cash flows from investing activities:
      Additions to property and equipment            (44,357)         -
      Proceeds from sale of Oil and Gas Properties   124,458          -

        Net cash used in investing activities         80,101          -

    Cash flows from financing activities:
      Decrease in advances to UFG                     -               (8,045)
      Increase (decrease) in accounts payable -
        affiliate                                    111,020         (54,035)

        Net cash provided by (used in)
          financing activities                       111,020         (62,080)

        Net decrease in cash                           1,666         (71,861)

        Cash at beginning of the period                4,064          75,455

        Cash at end of the period                     $5,730           3,594



    See accompanying notes to unaudited financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Nine Months Ended March 31, 1995 and 1994
(Unaudited)


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

     It is not practicable to determine the effect of each adjustment recorded to restate the financial statements.
Summarized financial information for the three months ended March
31, 1994 as previously reported and as restated follows:



                   As Previously
                    Reported           Adjustments   As Restated

Revenue             $134,383              113,453       247,836
Expenses            (127,226)            (268,873)     (396,099)

Net Income (loss)   $  7,157             (155,420)     (148,263)

Net Income (loss)
 per share               .01                             (.03)

(3)  Contingencies

     The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at March 31, 1995. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

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

          From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at March 31, 1995, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,119,421, including accrued interest. The note is currently in default.

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


     Liquidity and Capital Resources.

          At March 31, 1995, the Company had a working capital deficit of $1,008,633 compared to a working capital deficit of $860,890 at June 30, 1994. The Company's working capital deficit is in part a result of the royalties payable held in suspense and recoupment gas royalties payable. The Company's royalties payable in suspense at March 31, 1995 is $192,701 which represent the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company has estimated that royalties are payable on recoupment gas produced on certain of its wells of $669,841 at March 31, 1995. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells.
The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators.

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

     Results of Operations

          Net Earnings (Loss).   The Company reported a net loss
of $74,104 and a net income of $235,679 for the three and nine months ended March 31, 1995 compared to a net loss of $148,263 and $295,349 for the same periods in 1994. Net income for the three and nine months ended March 31, 1995 included an extraordinary gain on the settlement of a recoupment gas obligation.

          Revenue.   Total revenues for the three and nine months
ended March 31, 1995 were $147,073 and $656,452 compared to $247,836 and $825,400 for the same periods in 1994. Oil and gas sales for the three and nine months ended March 31, 1995 were $147,073 and $598,697 compared to $247,818 and $824,543 for the same periods in 1994. The Company's oil and gas sales were impacted by the over production of gas by other working interest owners in certain gas wells in Oklahoma. The Company expects to recover the production attributable to its underbalanced position in future periods, as the wells are brought back into balance. Revenue from oil and gas sales includes amortization of the company's recoupment gas obligation of $0 and $167,009 for the three and nine months ended March 31, 1995 compared to $113,453 and $347,337 for the same periods in 1994. Revenue is recorded as the recoupment gas is produced and delivered to the gas purchaser. The amount of revenue recorded varies with the amount of gas recouped by the purchaser and the current price of gas. Effective December 1, 1994, the Company's wells were no longer subject to a recoupment agreement, due to a settlement with El Paso. As a result of the settlement, the Company recorded an extraordinary gain on settlement of the recoupment gas obligation of $493,850.

          Production volumes and average prices received for the three and nine months ended March 31, 1995 and 1994 are as follows:

                 Three Months Ended        Nine Months Ended
                         March 31,              March 31,
                     1995      1994         1995         1994

Production:
Oil (barrels)          40       384           713       1,160
Gas (Mcfs)         51,217    53,560       190,517     220,389
Recoupment
   gas (Mcfs)      46,391    78,105       162,369     238,050

Average Price:
Oil (per barrel)   $16.20    $15.60        $16.50      $15.25
Gas (per Mcf)      $ 1.50     $1.80         $1.65       $1.76


          Lease Operating Expenses. Lease operating expenses were $34,936 and $159,943 for the three and nine months ended March 31, 1995 compared to $95,181 and $262,029 for the same periods in 1994. On a MCF equivalent basis, production expenses and taxes were $.36 and $.45, respectively, per Mcf equivalent during the three and nine month periods ended March 31, 1995 compared to $.71 and $.56, respectively, per Mcf equivalent for the same periods in 1994.

          Depreciation and Depletion Expense. Depreciation and depletion expense for the three months ended March 31, 1995 were $35,855 and $141,718 compared to $119,956 and $324,833 for the same periods in 1994. On a MCF equivalent basis, depreciation and depletion expense were $.37 and $.40, respectively, per Mcf equivalent during the three and nine month periods ended March 31, 1995 compared to $.90 and $.70, respectively, per Mcf equivalent for the same periods in 1994.

          General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March 31, 1995 were $150,386 and $499,677 compared to $131,161 and
$319,642 for the same periods as in 1994. General and administrative expenses increased as the Company's level of activity increased following the reorganization of Delta.

          Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $0 and $113,285 for the three and nine months ended March 31, 1995 compared to $49,801 and $213,945 for the same periods in 1995. This expense fluctuates with the change in gas prices. Effective December 1, 1994 the Company was not subject to interest on the recoupment gas obligation due to the settlement with El Paso.

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