Form 10KSB
period 1995-06-30
AMBER RESOURCES CO
filed 1996-06-19
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1995
                                    or
[ ]  Transition Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period                   .

                        Commission File No. 0-8874

                          AMBER RESOURCES COMPANY
          (Exact name of registrant as specified in its charter)

        Delaware                   84-0750506
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 3310, 555 Seventeenth Street
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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of May 31, 1996 could not be determined because there is no established public trading market.

As of May 31, 1996, 4,666,185 shares of registrant's Common Stock
$.0625 par value were issued and outstanding.

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


                                 PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 16
ITEM 10.  EXECUTIVE COMPENSATION                            18
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        19
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                19
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  20


                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS

          (a)  Business Development

          Amber Resources Company (the "Company") is engaged in the exploration, development and production of oil and gas properties. The Company's business is conducted onshore in the continental United States and in the coastal waters of California. At present, the Company's principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California and interests in 42 producing wells in western Oklahoma (the "Oklahoma Properties").
At June 30, 1995, the Company estimated its proved producing reserves attributable to its onshore properties to be 1.9 Bcf of gas. At June 30, 1995, the Company estimated its proved undeveloped reserves attributable to its offshore California properties to be 10,582,158 Bbls of oil and 12.96 Bcf of gas.
There are significant uncertainties as to the timing of the development of the offshore properties. (See "Description of Properties"; Item 2 herein.)

          The Company, a Delaware corporation, was established January 17, 1978. The Company's offices are located at Suite 3310, 555 17th Street, Denver, Colorado 80202. As of June 30, 1995, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's outstanding common stock. The Company is managed by Delta under a management agreement effective March 31, 1993.

          In September 1989, the Company's common stock was reverse split on the basis of one share for each 20 shares previously outstanding. All references to common stock herein give effect to the reverse split.

          From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a majority owned public subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1995, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,091,761, including accrued interest. The note is currently in default.

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

          Ownership by Delta. At June 30, 1995, Delta owned 4,277,977 shares of the common stock of Amber, which were the equivalent of 91.68% of the outstanding common stock of Amber. Delta and Amber entered into an agreement effective March 31, 1993 which provides for the sharing of the management between the two companies. Under the agreement, Amber pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers, employees and consultants.

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

          (6) Dependence on One or a Few Major Customers. The Company has three major customers for the sale of oil and gas as of the date of this report, namely, Apache Corporation, Natural Gas Clearinghouse and El Paso Natural Gas Company. The loss of any one or all of these customers would not have a material adverse effect on the Company's business.

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

          (11) Environmental Protection. Because the Company is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect the Company's earnings potential, and could cause material change in the Company's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect the Company's business. Capital expenditures relating to environmental control facilities have not been material to the operation of the Company since its inception. In addition, the Company does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1996.

          (12) Employees.  The Company has no full time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

          (a)  Office Facilities:

               The Company shares offices with Delta under its management agreement with Delta.

          (b)  Oil and Gas Properties

               The Company owns interests in oil and gas properties located in Oklahoma and California. Wells from which the Company receives revenues are owned only partially by the Company. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the SEC during its year ended December 31, 1993, the six month period ended June 30, 1994, or the year ended June 30, 1995.

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

          Gato Canyon Unit. The most significant unit is known as the Gato Canyon Unit, in which the Company owns a 6.97% working interest. This 10,100 acre unit is operated by Samedan Oil Corporation. Four of the five wells drilled on the unit to date have indicated the presence of oil and gas reserves. In April
1989, Samedan announced the completion and test of the Samedan P-0460 #2 yielded a test flow rate of 5,500 barrels of oil per day from the Monterey Formation between 5,000 and 6,800 feet of drill depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 1,500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal lease units). As of July 1, 1995, Mannon Associates, Inc., an independent petroleum engineering firm based in Santa Barbara, California, issued a report indicating that Gato Canyon contains recoverable reserves estimated to be 72.6 million Bbls of oil and
102.6 Bcf of natural gas representing 5,060,365 Bbls of oil and 7.1 Bcf of natural gas net to the Company's 6.97% working interest.
The oil has an estimated average gravity of 16 degrees API. Based on prices of $11 per Bbl and $1.68 per Mcf and SEC parameters, the Company's 6.97% working interest in the Gato Canyon Unit has a pretax discounted (10%) present value of approximately $7,607,000. (See "--Oil and Gas Reserves".) No production in the Gato Canyon Unit is presently anticipated before 2002.

          Lion Rock Unit. The Company holds a 1% net profits interest in 28,800 acres of the Lion Rock Unit. Lion Rock is operated by Shell Oil Company. An aggregate of seven wells have been drilled on this unit of which four have been completed and tested which indicate producible oil and gas reserves in the Monterey Formation. Additionally, the unit is immediately contiguous with the San Miguel Field which is in the same reservoir as defined by drilling and testing of six wells, seismic data and geological analysis to date. Based on a report prepared by Mannon Associates, Inc., on July 1, 1995 the Lion Rock Unit contains proved undeveloped recoverable reserves of 453 million Bbls of oil and 409 Bcf of natural gas, equivalent to 3,242,548 barrels of oil and 2.9 Bcf of natural gas net to the Company's interest. The oil has an average estimated gravity of 10.7 degrees API. Based on prices of $11.00 per Bbl and $1.68 per Mcf and SEC parameters, the Company's aggregate interest in the Lion Rock Unit has a pre-tax present value (discounted at 10%) of approximately $4,127,000 as of July 1, 1995. (See "--Oil and Gas Reserves".) No production is presently anticipated before 2002.

          Sword Unit. The Company holds a .87% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells have been completed and tested to date with calculated flow rates of from 4,000 to 5,000 Bbls per day, which indicate producible oil and gas reserves in the Monterey Formation. Based on a July 1, 1995 report prepared by Mannon Associates, Inc., the Sword Unit contains proved undeveloped recoverable reserves of 261 million Bbls of oil and 330 Bcf of natural gas representing reserves of 2,279,418 barrels of oil (having an estimated average gravity of 10.6 API) and 2.9 Bcf of natural gas to the Company's interest. Based on prices of $11.00 per Bbl and $1.68 per Mcf and SEC parameters, the Company's interest in the Sword Unit has a pre-tax present value (discounted at 10%) of approximately $1,769,000. (See "--Oil and Gas Reserves".) No production is presently anticipated before 2006.

     Oklahoma.

          The Company owns non-operated working interests in 42 natural gas wells in the Anadarko Basin of Oklahoma. The wells range in depth from 14,000 to 20,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of the Company's reserves are in the Atoka formation. Apache Corporation operates 20 of the wells in which the Company owns an interest. Other major operators include Samson Resources Corporation, Meridian Oil Company and Ricks Exploration. The working interests range from less than 1% to 40% and average about 7.5% per well. Many of the wells have remaining productive lives of 20 to 30 years. During 1993, the Company assigned all of its existing acreage, except for its interest in producing wellbores, to Delta in exchange for $20,000 and a 10% working interest after "pay-out" in any wells drilled thereon.

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

          On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso it's interest in four wells and the associated acreage in complete satisfaction of the recoupment gas obligation to El Paso. As a result of this agreement, the Company will no longer be obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company will lose the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements.

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

          The average oil and gas price per unit and average production costs per unit for the Company are set forth below:

                                            Six Months
                           Year Ended         Ended             Year Ended
                          June 30, 1995    June 30, 1994    December 31, 1993

     Average sales price:

       Oil (per barrel)          $15.27        $14.52                $13.54
       Natural Gas (per Mcf)      $1.55         $1.57                 $1.89

     Production costs (per
       Mcf equivalent)             $.57          $.61                  $.48


          The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

          (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 1995, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company.
Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                Oil (3)             Gas (3)            Developed Acres
          Gross(1)  Net(1)    Gross(1)  Net(1)       Gross(1)      Net(2)

Oklahoma    0         0         42       2.76         6,720         444


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

          (e)  Undeveloped Acreage.

          At June 30, 1995, the Company held undeveloped acreage by state as set forth below:
                                Undeveloped Acres (1)
          Location               Gross           Net

          California (2)         22,340            811

     (1) Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

     (2)  Consists of Federal leases offshore near Santa Barbara,
          California.

          (f)  Drilling Activities

               During the year ended June 30, 1995, the Company participated in the recompletion of one well, but did not participate in the drilling of any new wells. During the six months ended June 30, 1994, the Company did not drill any wells. During 1993 the Company participated in one gross (.0078 net) well in Oklahoma which was productive of gas.

ITEM 3.   LEGAL PROCEEDINGS

          There is no litigation pending or threatened by or against the Registrant or any of its properties as of June 30, 1995.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the year ended June 30, 1995.

                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          (a)  Market or Markets:

          The Company currently has, and has had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in the Company's stock unless and until the Company is listed on NASDAQ or another exchange. There is no assurance that the Company will be able to meet the requirements for such listing in the foreseeable future. Further, the Company's capital stock may not be able to be traded in certain states until and unless the Company is able to qualify, exempt or register its
stock.   Quotations during 1994 and 1995 have not been available.

          (b)  Approximate Number of Holders of Common Stock:

          The number of holders of record of the Company's securities at June 30, 1995 was approximately 1,031.

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

               From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a majority owned public subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1995, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,091,761, including accrued interest. The note is currently in default.

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

     Liquidity and Capital Resources.

               At June 30, 1995, the Company had a working capital deficit of $1,085,748 compared to a working capital deficit of $860,890 at June 30, 1994. The Company's working capital deficit is in part a result of the royalties payable and recoupment royalties payable held in suspense. The Company's account payable, affiliate has increased from June 30, 1994 as the Company's proportionate share of rent, secretarial and administrative, accounting and management services paid by Delta exceeded the Company's revenue.

               The Company's royalties payable in suspense at June 30, 1995 is $188,847, which represent the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company has estimated that royalties are payable on recoupment gas produced on certain of its wells of $669,841 at June 30, 1995. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators.

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

               On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso the Company's interest in four wells and the associated acreage in complete satisfaction of
the recoupment gas obligation.   As a result of this agreement, the
Company will no longer be obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. Consequently, the Company will lose the revenues from the wells transferred to El Paso and gain the revenues from the remaining wells attributable to production amounts freed from the recoupment requirements. As a result of this transaction, the Company recorded an extraordinary gain of $493,850.

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

               Through the period ended June 30, 1995, Delta continued to advance funds to the Company. Delta has no obligations or commitment to provide further financial support although it may do so from time to time as it elects.

               Due to the uncertainties regarding the Company's ability to generate sufficient cash flow to fund operations and satisfy its liabilities, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Results of Operations

               Net Earnings (Loss). The Company's net loss for the year ended June 30, 1995 was $118,834, net of a $493,850 extraordinary gain on the settlement of the Company's recoupment gas obligation compared to a net loss of $249,183 for the six months ended June 30, 1994 and a net loss of $366,797 for the year ended December 31, 1993. The loss for the year ended June 30, 1995 included $178,532 for abandoned and impaired properties. The losses for the six months ended June 30, 1994 and year ended December 31, 1993 included $21,491 and $8,252, respectively, for abandoned and impaired properties.

               Revenue.    Oil and gas sales for the year ended
June 30, 1995 were $730,776 compared to $368,304 for the six months ended June 30, 1994 and $1,077,905 for the year ended December 31, 1993. Oil and gas revenue stayed consistent for the year ended June 30, 1995 compared with the annualized six months ended June 30, 1994. The decrease in oil and gas sales from the year ended December 31, 1993 to the annualized six months ended June 30, 1994 resulted from a normal decline in production rates from the Company's wells and the over production of gas by other working interest owners in certain gas wells in Oklahoma. Revenue from oil and gas sales includes amortization of the Company's recoupment gas obligation of $167,009 for the year ended June 30, 1995 and $255,859 for the six months ended June 30, 1994 and $632,116 for the year ended December 31, 1993. Revenue is recorded as the recoupment gas is produced and delivered to the gas purchaser. The amount of revenue recorded varies with the amount of gas recouped by the purchaser and the current price of gas. On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company under which Amber agreed to transfer to El Paso the Company's interest in four wells and the associated acreage in complete satisfaction of the obligation. As a result of this agreement, the Company will no longer be obligated to El Paso for the recoupment gas from the remaining wells originally subject to the recoupment agreement.

               Production volumes and average prices received for the year ended June 30, 1995, six months ended June 30, 1994 and the year ended December 31, 1993 are as follows:

                              Year Ended  Six Months Ended     Year Ended
                            June 30, 1995   June 30, 1994   December 31, 1993
Production:

     Oil (barrels)                  959              469              1,940
     Gas (Mcf)                  348,316          230,481            557,254
     Recoupment gas (Mcf)       113,612          146,205            322,508

Average Price:

     Oil (per barrel)            $15.27           $14.52             $13.54
     Gas (per Mcf)               $ 1.55           $ 1.57             $ 1.89

               Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1995 was $200,384 compared to $141,772 and $275,861 for the six months ended June 30, 1994 and December 31, 1993, respectively. On a MCF equivalent basis excluding recoupment gas, production expenses and taxes were $.57 per Mcf equivalent during the year ended June 30, 1995 compared to $.61 and $.48, respectively, per Mcf equivalent for the six months ended June 30, 1994 and year ended December 31, 1993.

               Depreciation and Depletion Expense. Depreciation and depletion expense for the year ended June 30, 1995 was $212,750 compared to $184,547 and $393,395, and $587,669, respectively, for the six months ended June 30, 1994 and the year ended December 31, 1993. On a MCF equivalent basis the depletion rate was $.79 per Mcf equivalent during year ended June 30, 1995 compared to $.70 and $.73 per Mcf equivalent, respectively, for the six months ended June 30,1994 and the year ended December 31, 1993.

               Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. There were no exploration expenses for the year ended June 30, 1995 compared to $4,088 and $7,352, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993. Exploration expenses in 1995, 1994 and 1993 decreased primarily as a result of decreased exploration activity in Oklahoma.

               Abandonment and Impairment of Oil and Gas
Properties. The Company recorded an expense for abandoned and impaired properties for the year ended June 30, 1995 of $178,532 compared to $21,491 and $8,252, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993. In 1995 the write down of the Company's producing oil and gas properties was primarily due to the depressed natural gas prices at June 30, 1995. In 1994 and 1993 the write downs, primarily relate to the abandonment or impairment of undeveloped properties.

               General and Administrative Expenses. General and administrative expense for the year ended June 30, 1995 were $696,352 compared to $165,986 and $316,705, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993. General and administrative expenses increased from 1993 to 1994 and in 1995 as the Company's level of activity increased following the reorganization of Delta.

               Interest on Recoupment Gas Obligation Expense. Imputed interest expense on the recoupment gas obligation was $113,285 for the year ended June 30, 1995 and $99,603 and $443,676, respectively, for the six months ended June 30, 1994 and year ended December 31, 1993.

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

          None.

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

ITEM 10.  EXECUTIVE COMPENSATION.

          No officer or director received compensation directly from the Company during year ended December 31, 1993, the six month period ended June 30, 1994, the year ended June 30, 1995. Messers. Larson and Parker (Chairman and President, respectively,) are compensated by Delta which is paid under a management agreement with the Company. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers and employees. The Company paid Delta $468,658 for the year ended June 30, 1995. The Company had a payable to Delta of $256,371 at June 30, 1995.


                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               The Exhibits listed in the Index to Exhibits appearing at page 22 are filed as part of this report.

          (b)  Reports on Form 8-K:

               None



                                 SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                  Amber Resources Company



By (Signature and Title)      /s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.,
                              Chairman/C.E.O.


                              /s/Kevin K. Nanke
                              Kevin K. Nanke, Controller and
                              Principal Financial
                              and Accounting Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By (Signature and Title)      /s/Aleron H. Larson, Jr.
                              Aleron H. Larson,Jr.,Director

Date                                  5/31/96


By (Signature and Title)      /s/Roger A. Parker
                              Roger A. Parker, Director

Date                                  5/31/96


By (Signature and Title)      /s/Terry D. Enright
                              Terry D. Enright, Director

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

(23) Consent of Experts and Counsel. Not applicable.

(24) Power of Attorney.  Not applicable.

(27) Financial Data Schedule.

(99) Additional Exhibits. Not applicable.


                      Independent Auditors  Report


The Board of Directors and Stockholders
Amber Resources Company:


We have audited the accompanying balance sheets of Amber Resources Company (a subsidiary of Delta Petroleum Corporation) as of June 30, 1995, and 1994, and the related statements of operations and accumulated deficit, and cash flows for the year ended June 30, 1995, the six months ended June 30, 1994, and the year ended December 31, 1993. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the year ended June 30, 1995, the six months ended June 30, 1994 and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

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



                              KPMG Peat Marwick LLP


Denver, Colorado
October 10, 1995


    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    BALANCE SHEET



                                                   June 30,          June 30,
                                                     1995              1994

    ASSETS

    Current Assets:
      Cash                                          $3,751             4,064
      Accounts receivable                          104,047            59,494
      Other current assets                          -                  2,500

        Total current assets                       107,798            66,058


    Oil and gas properties, successful
          efforts method of accounting
               (Note 1 and 5):
      Undeveloped offshore California properties  5,006,276         5,006,276
      Developed onshore properties                1,385,673         2,722,260
                                                  6,391,949         7,728,536

    Less accumulated depreciation and depletion    (608,817)       (1,083,517)

        Net oil and gas properties                5,783,132         6,645,019

                                                 $5,890,930         6,711,077



LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable trade:
   Trade                                          $78,487            45,912
   Affiliate (Note 4)                             256,371            52,072
   Royalties payable held in suspense             188,847           185,123
   Recoupment gas royalties payable               669,841           643,841

        Total current liabilities               1,193,546           926,948

    Recoupment gas obligation                      -                967,911

    Stockholders' Equity
      Preferred stock, $1 par value.
       Authorized 5,000,000
        shares of Class A convertible
        preferred stock, none
        issued (Note 2)                             -                 -
      Common stock, $.0625 par value;
        authorized 25,000,000 shares,
        4,666,185 shares issued
        and outstanding                           291,637           291,637
      Additional paid-in capital                5,755,232         5,755,232
      Accumulated deficit                      (1,349,485)       (1,230,651)

        Total stockholders' equity              4,697,384         4,816,218

                                               $5,890,930         6,711,077


STATEMENTS OF OPERATIONS


                                                        Year Ended       Six Months       Year Ended
                                                            June 30,         June 30,       December 31,
                                                              1995             1994            1993

     Revenue:

      Oil and gas sales, including recoupment
        gas $167,009 in 1995 and $226,907 in 1994
        and $609,750 in 1993 (Note 1)                       $730,776          368,304        1,077,905
      Gain on sale of oil and gas properties                  57,667          -                -
      Interest income                                            176          -                    539

         Total revenue                                       788,619          368,304        1,078,444

    Expenses:

      Lease operating expenses                               200,384          141,772          275,861
      Depletion                                              212,750          184,547          393,395
      Exploration expenses                                   -                  4,088            7,352
      Abandoned and impaired properties                      178,532           21,491            8,252
      General and administrative                             696,352          165,986          316,705
      Interest on recoupment gas obligation (Note 1)         113,285           99,603          443,676

         Total expenses                                    1,401,303          617,487        1,445,241

      Loss before extraordinary item                        (612,684)        (249,183)        (366,797)

      Extraordinary gain on settlement of recoupment
        gas obligation (Note 1)                              493,850          -                -

      Net Loss                                              (118,834)        (249,183)        (366,797)

    Accumulated deficit at begining of period             (1,230,651)        (981,468)        (614,671)

    Accumulated deficit at end of period                 ($1,349,485)      (1,230,651)        (981,468)

    Loss per common share:
      Loss before extraordinary item                          ($0.13)           (0.05)           (0.08)
      Extraordinary gain on settlement of recoupment
        gas obigation                                           0.10          -                -
      Net Loss                                                ($0.03)           (0.05)           (0.08)

     Weighted average number of common
      shares outstanding                                   4,666,185        4,666,185        4,666,185


    STATEMENTS OF CASH FLOWS


                                                                 Year Ended             Six Months             Year Ended
                                                               Ended June 30,         Ended June 30,          December 31,
                                                                    1995                   1994                   1993


    Cash flows from operating activities:
      Net loss                                                       ($118,834)              (249,183)              (366,797)
      Adjustments to reconcile net loss to cash
          provided by (used in) operating activities:
        Recoupment gas revenue                                        (167,009)              (226,907)              (609,750)
        Interest on recoupment gas obligation                          113,285                 99,603                443,676
        Depletion                                                      212,750                184,547                393,395
        Gain on sale of oil and gas properties                         (57,667)             -                      -
        Abandoned and impaired properties                              178,532                 21,491                  8,252
        Extraordinary gain on settlement of
          recoupment gas obligation                                   (493,850)             -                      -
      Net changes in current assets and
          and current liabilities:
        (Increase) decrease in accounts
          receivable                                                   (44,553)                77,991                 (4,479)
        Decrease (increase)  in other current assets                     2,500              -                         (2,500)
        Increase (decrease) in accounts payable                         32,575                (31,903)               (75,732)
        Increase in royalties payable held in suspense                   3,724                 14,103                 27,987
        Increase in recoupment gas royalties payable                    26,000                 55,484                139,453

    Net cash used in operating activities                             (312,547)               (54,774)               (46,495)

    Cash flows from investing activities:
        Additions to property and equipment                            (29,094)             -                        (11,247)
        Proceeds from sale of oil and gas properties                   137,029              -                      -

    Net cash provided by (used in) investing activities                107,935              -                        (11,247)

    Cash flows from financing activities:
        Change in accounts payable to/receivable from
          affiliate                                                    204,299                 54,222                 62,358

    Net  cash provided by (used in) financing activities               204,299                 54,222                 62,358

    Net (decrease) increase  in cash                                      (313)                  (552)                 4,616

    Cash at beginning of period                                          4,064                  4,616              -

    Cash at end of period                                               $3,751                 $4,064                  4,616

    Supplemental cashflow information:

    Cash paid for interest                                                 -                      -                      -


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Year Ended June 30, 1995, Six Months Ended June 30, 1994
and Year Ended December 31, 1993 and 1992


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

     From August 20, 1991 through December 31, 1991, Underwriters Financial Group , Inc. (UFG) acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby
increasing its ownership of the Company to 88.09%.   In October,
1992, UFG concluded a series of agreements with Delta Petroleum Corporation (Delta), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the Plan of Reorganization). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively, Ogle), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1995, Delta owned 4,277,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of Amber transferred to the Company by UFG were pledged to secure a note payable to Snyder Oil Corporation (the Snyder Note). The note is currently in default.

     The Company adjusted the basis of its assets and liabilities in 1991 to reflect the new basis of accounting resulting from the acquisition of more than 80% of its common shares by UFG. The Company's net assets were adjusted to reflect UFG's acquisition
(1) Summary of Significant Accounting Policies (continued) cost of the shares of $5,406,408. The minority shareholders interest in the Company was not reflected in this adjustment as accumulated losses had exceeded their original investment at that date. The subsequent acquisition of additional shares of the Company by UFG in 1992 was accounted for as an increase in oil and gas properties and an increase in additional paid-in capital of $595,461, representing the estimated fair value of the UFG shares issued in the exchange. The acquisition by Delta of additional shares from Ogle was also accounted for in 1992 as an increase in oil and gas properties and an increase in additional paid-in capital of $45,000, representing Ogle's predecessor cost of the shares of the Company. The additional shares acquired from Ogle by Delta were accounted for at predecessor cost due to the related party nature of the transaction.

    Going Concern Basis of Presentation

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Certain factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

     At June 30, 1995, the Company has a working capital deficiency of $1,085,748. Included in the Company's current liabilities are royalties payable held in suspense of $188,847 at June 30, 1995 which represent the Company's estimate of royalties payable on production attributable the Company's interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company's current liabilities also include royalties payable on recoupment gas produced on certain wells of $669,841 at June 30, 1995. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators.

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

     Through the period ended June 30, 1995, Delta continued to advance funds to the Company. Delta has no obligations or commitment to provide further financial support although it may do so from time to time as it elects.

     Due to the uncertainties regarding the Company's ability to generate sufficient cash flow to fund operations and satisfy its liabilities, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Property and Equipment

     The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling, and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of
(1) Summary of Significant Accounting Policies (continued) unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells, both successful and unsuccessful, are capitalized.

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

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) was issued in March 1995. This statement requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

     Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the future.

     In the fourth quarter of fiscal 1995, the Company adopted SFAS 121 for its proved oil and gas properties. The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded an impairment provision of $178,532 attributable to certain producing properties.

     Prior to the adoption of SFAS 121, the Company assessed its proved oil and gas properties on an aggregate basis using undiscounted future net revenue, calculated using constant prices and costs.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 1995, the Company had produced approximately 112,000 Mcf more than its entitled share of production. The undiscounted value of this imbalance is approximately $170,000 using the lower of the price received for the natural gas, the current market price or the contract price as applicable.

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

     The obligation under the recoupment agreement was accounted for in a manner similar to a production payment. The estimated present value of the obligation at the date of the acquisition of the properties was recorded as a liability. The liability was calculated based on remaining volumes of gas due, using the price of gas at the date of the acquisition of the properties, discounted at 15% over the period the gas was expected to be recouped. The liability was periodically increased by the accretion of the discount and was reduced as the gas was delivered to the gas purchaser. The gas produced and delivered to the gas purchaser (recoupment gas) was recorded as revenue at the then current price of natural gas. Any difference between the revenue recorded for the recoupment gas and the reduction in the recoupment obligation was accounted for as an increase or decrease in interest expense.

     The Company was responsible for royalties and for production costs associated with the properties subject to the recoupment agreement.

     On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company (El Paso) under which the Company agreed to transfer to El Paso, Amber's interest in four wells and the associated acreage in complete satisfaction of the recoupment gas obligation. As a result of this agreement, the Company is no longer obligated to El Paso for recoupment gas from the remaining wells originally subject to the recoupment agreement. As a result of this transaction, the Company recorded an extraordinary gain of $493,850 in fiscal 1995.

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

(2)    Preferred Stock

  The Board of Directors is authorized to issue 5,000,000 shares of 9% Class A convertible preferred stock having a par value of $1 per share. At the option of the Company, this preferred stock is convertible at a rate of .625 shares of common stock for each share of Class A convertible preferred stock.

(3)    Income Taxes

  At June 30, 1995 and 1994, the Company's significant deferred tax assets and liabilities are summarized as follows:

                                                          1995        1994
Deferred tax assets:
   Net operating loss
      carryforwards                                  $ 1,862,000   1,806,000
   Recoupment gas obligation                                  -      368,000

    Gross deferred tax assets                          1,862,000   2,174,000

   Less valuation allowance                             (122,000)   (365,000)

    Net deferred tax assets                            1,740,000   1,809,000

Deferred tax liabilities:
    Oil and gas properties,
      principally due to
      differences in basis and
      depreciation and depletion                      (1,740,000) (1,809,000)

         Net deferred tax asset                     $     -              -

    No income tax benefit has been recorded for the year ended June 30, 1995, the six months ended June 30, 1994 or the year ended December 31, 1993 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by an increase in the valuation allowance for such net deferred tax assets.

    At June 30, 1995, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $4,900,000 and $4,500,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 1997 through 2010.

(4) Related Party Transactions

    Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers and employees. The Company paid Delta $468,658 for the year ended June 30, 1995 $191,788 for the six months ended June 30, 1994 and $243,357 for the year ended December 31, 1993. The Company had a payable to Delta of $256,371 at June 30, 1995 and $52,072 at June 30, 1994.

    During the year ended December 31, 1993, the Company sold to Delta various non-producing leasehold interests which were assigned to Delta in exchange for $20,000 and a 10% working interest, after well payout.

(5) Disclosures About Capitalized Costs, Costs Incurred and Major
    Customers

    Capitalized costs related to oil and gas producing activities are as follows:
                                     June 30,          June 30,
                                      1995              1994

Undeveloped offshore
    California properties         $ 5,006,276          5,006,276

Developed onshore
    domestic properties             1,385,673          2,722,260
                                    6,391,949          7,728,536
Accumulated depreciation
    and depletion                    (608,817)        (1,083,517)
                                  $ 5,783,132          6,645,019

    Costs incurred in oil and gas producing activities for the year ended June 30, 1995, six months ended June 30, 1994 and year ended December 31, 1993 are as follows:

                                           1995       1994         1993

Exploration costs                         $  -        4,088        7,352

Development costs                         29,094         -        11,247

    Sales to major customers accounted for approximately 38%, 25% and 17% of 1995 oil and gas sales. Sales to major customers accounted for approximately 62%, 18%, and 11% of 1994 oil and gas sales. Sales to major customers accounted for 57% 12% and 10% of 1993 oil and gas sales.

(6) Information Regarding Proved Oil and Gas Reserves (Unaudited)

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

    The Company s offshore California proved undeveloped reserves are attributable to its interests in three federal units located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

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

A summary of changes in estimated quantities of proved reserves, net of recoupment gas, for the year ended June 30, 1995, the six months ended June 30, 1994 and year ended December 31, 1993 are as follows:



                                                        Onshore                          Offshore
                                                  GAS               OIL             GAS             OIL
                                                 (MCF)            (BBLS)           (MCF)          (BBLS)


    Balance at January 1, 1993                  3,988,611          12,839      12,975,847      10,592,365
     Revisions of quantity estimates              411,759           8,506          -               -
     Sale of properties                          (408,032)         (1,005)         -               -
     Production                                  (234,746)         (1,940)         -               -
    Balance at December 31, 1993                3,757,592          18,400      12,975,847      10,592,365

     Revisions of quantity estimates             (675,625)           (322)         -               -
     Production                                   (84,276)           (469)         -               -
    Balance at June 30, 1994                    2,997,691          17,609      12,975,847      10,592,365

     Revisions of quantity estimates             (637,773)        (11,507)        (10,526)        (10,207)
     Sale of properties                           (98,606)         -               -               -
     Production                                  (348,316)           (959)         -               -
    Balance at June 30, 1995                    1,912,996           5,143      12,965,321      10,582,158

    Proved developed reserves:
       December 31, 1992                        3,580,579          11,834          -               -
       December 31, 1993                        3,757,592          18,400          -               -
       June 30, 1994                            2,997,691          17,609          -               -
       June 30, 1995                            1,912,996           5,143



Future net cash flows presented below are computed using year-end prices and costs and exclude amounts attributable to recoupment gas.
Future corporate overhead expenses and interest expense have not been included.


                                                                           Offshore
                                                           Onshore        California        Total


        December 31, 1993:

        Future cash inflows                                $7,637,089     118,736,564     126,373,653
        Future costs:
           Production                                       2,510,610      18,611,457      21,122,067
           Development                                         77,198      22,948,450      23,025,648
           Income taxes                                       -            26,240,063      26,240,063

        Future net cash flows                               5,049,281      50,936,594      55,985,875

         10% discount factor                                2,668,854      42,056,470      44,725,324

        Standardized  measure of discounted future
              net cash flows                               $2,380,427       8,880,124      11,260,551

        June 30, 1994:

        Future cash inflows                                $5,073,304     118,736,564     123,809,868
        Future costs:
           Production                                       2,004,387      18,611,457      20,615,844
           Development                                        -            22,948,450      22,948,450
           Income taxes                                       -            23,486,944      23,486,944

        Future net cash flows                               3,068,917      53,689,713      56,758,630

         10% discount factor                                1,483,544      46,361,790      47,845,334

        Standardized  measure of discounted future
              net cash flows                               $1,585,373       7,327,923       8,913,296


        June 30, 1995:

        Future cash inflows                                $2,565,747     119,023,005     121,588,752
        Future costs:
           Production                                       1,182,691      18,611,457      19,794,148
           Development                                        -            22,948,450      22,948,450
           Income taxes                                       -            22,970,738      22,970,738

        Future net cash flows                               1,383,056      54,492,360      55,875,416

         10% discount factor                                  404,515      47,281,273      47,685,788

        Standardized  measure of discounted future
              net cash flows                                 $978,541       7,211,087       8,189,628



The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 1995, six months ended June 30, 1994 and year ended December 31, 1993 are as follows:


                                                          Year Ended       Six Months      Year Ended
                                                           June 30,      Ended June 30,   December 31,
                                                             1995            1994            1993


        Beginning of  year                                 $8,913,296      11,260,551      14,626,769

        Sales of oil and gas produced during the
            period , net of production costs                 (530,392)            375        (192,294)
        Net change in prices and production costs              47,972        (755,956)     (6,483,906)
        Changes in estimated future development costs          (5,344)       (170,601)        (41,593)
        Revisions of previous quantity estimates and
             other                                         (1,437,620)     (2,522,336)         50,732
        Net change in income taxes                            372,798         538,235       1,949,178
        Sales of reserves in place                            (62,412)        -              (111,012)
        Accretion of discount                                 891,330         563,028       1,462,677

        End of  year                                       $8,189,628       8,913,296      11,260,551


        The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 69 future cash inflows were computed by applying current prices at year-end to estimated future production.
Future production and development costs are computed by estimating the the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.
Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities.
Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows.
This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.