Form 10KSB
period 1996-06-30
AMBER RESOURCES CO
filed 1996-10-15
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

[x]  Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 1996
                                    or
[ ]  Transition Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period       .

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of September 23, 1996 could not be determined because there is no established public trading market.

As of September 23, 1996 4,666,185 shares of registrant's Common
Stock $.0625 par value were issued and outstanding.

                 The Index to Exhibits appears at Page 20.

                             TABLE OF CONTENTS

                                  PART I

                                                            PAGE


ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           4
ITEM 3.   LEGAL PROCEEDINGS                                 9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          9


                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              9
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATIONS                        10
ITEM 7.   FINANCIAL STATEMENTS                              15
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     15


                                 PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 15
ITEM 10.  EXECUTIVE COMPENSATION                            17
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        17
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                18
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  18



                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          (a)  Business Development

          Amber Resources Company (the "Company") is engaged in the exploration, development and production of oil and gas properties. The Company's business is conducted onshore in the continental United States and in the coastal waters of California. At present, the Company's principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California and interests in 42 producing wells in western Oklahoma (the "Oklahoma Properties"). At June 30, 1996, the Company estimated its proved producing reserves attributable to its onshore properties to be 5,300 Bbls of oil and 1.85 Bcf of gas. At June 30, 1996, the Company estimated its proved undeveloped reserves attributable to its offshore California properties are estimated to be 10,157,000 Bbls of oil and 12.53 Bcf of gas. There are significant uncertainties as to the timing of the development of the offshore properties. (See "Description of Properties"; Item 2 herein.)

          The Company, a Delaware corporation, was established January 17, 1978. The Company's offices are located at Suite 3310, 555 17th Street, Denver, Colorado 80202. As of
June 30, 1996, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's outstanding common stock. The Company is managed by Delta under a management agreement effective March 31, 1993 which provides for the sharing of the management between the two companies. Under the agreement, Amber pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers, employees and consultants.

          From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") (formally Chippewa Resources Corpration) acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation
("Delta"), then a majority owned public subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred 4,110,660 shares it owned of the Company to Delta. Also in connection with the Plan of Reorganization, Delta issued shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1996, Delta owned 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta were pledged to secure a note payable by UFG to Snyder Oil Corporation in the principal amount of $2,091,761. The note is currently in default.

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

          (6) Dependence on One or a Few Major Customers. The Company has four major customers for the sale of oil and gas as of the date of this report, namely, Natural Gas
Clearinghouse, Tristar Gas Marketing and El Paso Natural Gas Company. The loss of any one or all of these customers would not have a material adverse effect on the Company's business.

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

          (11) Environmental Protection. Because the Company is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect the Company's earnings potential, and could cause material change in the Company's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect the Company's business. Capital expenditures relating to environmental control facilities have not been material to the operation of the Company since its inception. In addition, the Company does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1997.

          (12) Employees. The Company has no full time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

          (a)  Office Facilities:

               The Company shares offices with Delta under its management agreement with Delta.

          (b)  Oil and Gas Properties

               The Company owns interests in oil and gas properties located in Oklahoma and California. Wells from which the Company receives revenues are owned only partially by the Company. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the SEC during its years ended June 30, 1996 and 1995.

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

          Gato Canyon Unit. The Company holds a 6.97% working interest in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Four of the five wells drilled on the unit to date have indicated the presence of oil and gas reserves. In April 1989, Samedan announced the completion and test of the Samedan P-0460 #2 yielded a test flow rate of 5,500 barrels of oil per day from the Monterey Formation between 5,000 and 6,800 feet of drill depth. The Monterey
Formation is a highly fractured shale formation. The Monterey (which ranges from 1,500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal lease units). As of July
1, 1996, Mannon Associates, Inc., an independent petroleum engineering firm based in Santa Barbara, California, issued a report indicating that Gato Canyon contains recoverable reserves estimated to be 89.5 million Bbls of oil and 128.1 Bcf of natural gas representing approximately 5,197,000 Bbls of oil and 7.4 Bcf of natural gas net to the Company's 6.97% working interest.
The oil has an estimated average gravity of 16 degrees API. Based on prices of $12 per Bbl and $1.68 per Mcf and SEC parameters, the Company's 6.97% working interest in the Gato Canyon Unit has a pretax discounted (10%) present value of approximately $9,345,000. (See "--Oil and Gas Reserves".) No production in the Gato Canyon Unit is presently anticipated before 2001.

          Lion Rock Unit. The Company holds a 1% net profits interest in 28,800 acres of the Lion Rock Unit. Lion Rock is operated by Shell Oil Company. An aggregate of seven wells have been drilled on this unit of which four have been completed and tested which indicate producible oil and gas reserves in the Monterey Formation. Additionally, the unit is immediately contiguous with the San Miguel Field which is in the same reservoir as defined by drilling and testing of six wells, seismic data and geological analysis to date. Based on a report prepared by Mannon Associates, Inc., on July 1, 1996 the Lion Rock Unit contains proved undeveloped recoverable reserves of 543 million Bbls of oil and 491 Bcf of natural gas, equivalent to approximately 3,021,000 barrels of oil and 2.7 Bcf of natural gas net to the Company's interest. The oil has an average estimated gravity of 10.7 degrees API. Based on prices of $12.00 per Bbl and $1.68 per Mcf and SEC parameters, the Company's aggregate interest in the Lion Rock Unit has a pre-tax present value (discounted at 10%) of approximately
$5,356,000 as of July 1, 1996. (See "--Oil and Gas Reserves".) No production is presently anticipated before 2001.

          Sword Unit. The Company holds a .87% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells have been completed and tested to date with calculated flow rates of from 4,000 to 5,000 Bbls per day, which indicate producible oil and gas reserves in the Monterey Formation. Based on a July 1, 1996 report prepared by Mannon Associates, Inc., the Sword Unit contains proved undeveloped recoverable reserves of 267 million Bbls of oil and 324 Bcf of natural gas representing reserves of approximately 1,939,000 barrels of oil (having an estimated average gravity of 10.6 API) and 2.4 Bcf of natural gas to the Company's interest. Based on prices of $12.00 per Bbl and $1.68 per Mcf and SEC parameters, the Company's interest in the Sword Unit has a pre-tax present value (discounted at 10%) of approximately $2,182,000. (See "--Oil and Gas Reserves".) No production is presently anticipated before 2004.

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

          The obligation under the recoupment agreement has been accounted for in a manner similar to a production payment. The estimated present value of the obligation at the date of the acquisition of the properties was recorded as a liability. The liability was calculated based on remaining volumes of gas due, using the price of gas at the date of the acquisition of the properties, discounted at 15% over the period the gas is expected to be recouped. The liability is periodically increased by the accretion of the discount and is reduced as the gas was delivered to the gas purchaser. The gas produced and delivered to the gas purchaser (recoupment gas) was recorded as revenue at the then current price of natural gas. Any difference between the revenue recorded for the recoupment gas and the reduction in the recoupment obligation was accounted for as an increase or decrease in interest expense.

          Recoupment royalties, included in royalties payable, represent amounts that may be due on recoupment gas produced and delivered to the gas purchasers pursuant to the terms
of the recoupment agreement described above.   The Company has
estimated an amount that may be due to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser. The Company's method of estimating the liability to royalty owners is based upon its interpretation of existing law in the jurisdiction as applied to the circumstances relating to its properties. There is no assurance that the Company's method of calculating its liability to the royalty owners would prevail in court if challenged and if challenged that another method of calculation would not be imposed on the Company. The
Company believes that the operators of the affected wells have paid some or all of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, this amount has been written off and recorded as other income in 1996.

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

          The average oil and gas price per unit and average production costs per unit for the Company are set forth below:

                                                     Six Months
                  Year Ended        Year Ended          Ended
                 June 30, 1996    June 30, 1995     June 30, 1994

Average sales price:

Oil (per barrel)       $20.85            15.27            14.52
Natural Gas (per Mcf)   $1.73             1.55             1.57

Production costs (per
 Mcf equivalent)         $.65              .57              .61

          The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's
Discussion and Analysis of Financial Condition and Results of
Operations.")

          (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 1996, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.


             Oil (3)           Gas (3)          Developed Acres
       Gross(1)  Net(1)  Gross(1)   Net(1)    Gross(1)     Net(2)

Oklahoma   0        0       41       2.51      6,720        444

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

          (e)  Undeveloped Acreage.

          At June 30, 1996, the Company held undeveloped acreage by state as set forth below:

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

     (2)  Consists of Federal leases offshore near Santa Barbara,
California.

          (f)  Drilling Activities

               During the years ended June 30, 1996 and 1995, the Company participated in the recompletion of one well each year, but did not participate in the drilling of any new wells.

ITEM 3.   LEGAL PROCEEDINGS

          There is no litigation pending or threatened by or against the Registrant or any of its properties as of June 30, 1996.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II



ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.


          (a)  Market or Markets:

          The Company currently has, and has had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in the Company's stock unless and until the Company is listed on NASDAQ or another exchange. There is no assurance that the Company will be able to meet the requirements for such listing in the foreseeable future. Further, the Company's capital stock may not be able to be traded in certain states until and unless the Company is able to
qualify, exempt or register its stock.   Quotations
during 1995 and 1996 have not been available.

          (b)  Approximate Number of Holders of Common Stock:

          The number of holders of record of the Company's securities at June 30, 1996 was approximately 1,031.

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

              From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional
373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a majority owned public subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1996, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the principal amount of $2,091,761. The note is currently in default.

     Liquidity and Capital Resources.

               At June 30, 1996, the Company had a working capital deficit of $1,161,713 compared to a working capital deficit of $1,085,748 at June 30, 1995. The
Company's working capital deficit is primarily a result of amounts payable to Delta and royalties payable. The Company's account payable to affiliate has increased from June 30, 1995 as the Company's proportionate share of rent, secretarial and administrative, accounting and management services paid by Delta exceeded the Company's available cash flow during the period.

               The Company's current liabilities include royalties payable of $595,956 at June 30, 1996 which represent the Company's estimate of royalties payable on production attributable to it's interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced.

               The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, approximately $286,000 has been written off and recorded as other income in 1996.

               The Company believes that it is unlikely that all claims that might be made for payment of royalties payable would be made at one time. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

               On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company ("El Paso") under which the Company agreed to transfer to El Paso the Company's interest in four wells and the associated acreage
in complete satisfaction of the recoupment gas obligation.   As a
result of this agreement, the Company is no longer obligated to El Paso for recoupment gas from the remaining wells subject to the recoupment agreement. As a result of this transaction, the Company recorded an extraordinary gain of $493,850 in 1995.

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

               Currently, the Company's operations are not generating sufficient cash flow to fund operations and discharge the Company's liabilities. The Company has been economically dependent upon the Company's parent, Delta. Through the period ended June 30, 1996, Delta continued to advance funds to the Company. Delta has no obligations or commitment to provide further financial support, although it may do so from time to time as it elects.

     Results of Operations

               Net Earnings (Loss).   The Company's net loss for
the year ended June 30, 1996 was $149,538 compared to a net loss for the year ended June 30, 1995 was $118,834, net of a $493,850 extraordinary gain on the settlement of the Company's recoupment gas obligation. The loss for the year ended June 30, 1995 included $178,532 for abandoned and impaired properties and interest on recoupment obligation of $113,285.

               Revenue.    Oil and gas sales for the year ended
June 30, 1996 was $555,268 compared to $730,776 for the year
ended June 30, 1995.   The decrease in oil and gas
sales for the year ended June 30, 1996 compared to the year ended June 30, 1995 resulted from the settlement of the Company's recoupment gas obligation in 1995. Revenue from oil and gas sales includes amortization of the Company's recoupment gas obligation of $167,009 for the year ended June 30, 1995. Revenue was recorded as the recoupment gas was produced and delivered to the gas purchaser. The amount of revenue recorded varied with the amount of gas recouped by the purchaser and the current price of gas. On November 18, 1994, the Company entered into an agreement with El Paso Natural Gas Company under which Amber agreed to transfer to El Paso the Company's interest in four wells and the associated acreage in complete satisfaction of the obligation. As a result of this agreement, the Company is no longer obligated to El Paso for the recoupment gas from the remaining wells originally subject to the recoupment agreement.

               Production volumes and average prices received for the years ended June 30, 1996 and 1995 are as follows:

                       Year Ended                Year Ended
                     June 30, 1996             June 30, 1995


Production:

Oil (barrels)                 961                      959

Gas (Mcf)                 309,709                  348,316

Recoupment gas (Mcf)            -                  113,612


Average Price:

Oil (per barrel)           $20.85                   15.27

Gas (per Mcf)              $ 1.73                    1.55

               Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1996 was $205,971 compared to $200,384 for the year ended June 30, 1995. On a MCF equivalent basis excluding recoupment gas, production expenses and taxes were $.65 per Mcf equivalent during the year ended June 30, 1996 compared to $.57 for the year ended June 30, 1995.

               Depletion Expense. Depletion expense for the year ended June 30, 1996 was $117,867 compared to $212,750 for the
year ended June 30, 1995.   On a MCF equivalent
basis the depletion rate was $.37 per Mcf equivalent during year ended June 30, 1996 compared to $.79 per Mcf equivalent for the year ended June 30, 1995. The decline in depletion rate per MCF equivalent can be attributed to the $178,532 impairment recorded in 1995.

               Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals.
The Company incurred exploration costs of $3,032 for the year ended June 30, 1996 and no exploration expenses for the year ended June 30, 1995.

               Abandonment and Impairment of Oil and Gas
Properties. The Company recorded an expense for abandoned and impaired properties for the year ended June 30, 1995 of $178,532 primarily due to depressed natural gas prices.

               General and Administrative Expenses. General and administrative expense for the year ended June 30, 1996 was $664,370 compared to $696,352 for the year ended June
30, 1995.

               Interest on Recoupment Gas Obligation Expense.
Imputed interest expense on the recoupment gas obligation was $113,285 for the year ended June 30, 1995.

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

Recent Accounting Standards

          Statement of Financial Accounting Standards No. 123. Accounting for Stock Based Compensation (SFAS No. 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. The Company will include the disclosures required by SFAS No. 123 in the notes to future financial statements.

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

          Aleron H. Larson, Jr., age 51, has operated as an investor and an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa
Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 17.75% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Delta Petroleum Corporation, a public oil and gas company which is the parent and majority owner of Amber. He has also served, since 1983, as the President and Board Chairman of Western
Petroleum Corporation, a public Colorado oil and gas Company which is now inactive. During part of 1989 and part of 1990, he served as a Director of Apex Operating Company, Inc. and
P & G Exploration (formerly Texco Exploration, Inc.). Mr. Larson has been principally involved in the oil and gas business since
1978.   Mr. Larson practiced law in Breckenridge,
Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

          Roger A. Parker, age 34, served as the President, a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr.
Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Delta Petroleum Corporation, which is the parent and majority owner of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President and a Director of Apex Operating Company, Inc. since its inception in 1987. He has operated as an investor and an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive Vice President, President and Shareholder of
Ampet, Inc.   He received a Bachelor of Science in Mineral Land
Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas
Association and the Independent Producers Association of the Mountain States (IPAMS).

               Terry D. Enright, age 47, has been in the oil and gas business since 1980. He serves as a Director of both the Company and Delta. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil
and gas consulting work.   Mr. Enright received a B.S. in
Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State
University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

     There is no family relationship among any of the Directors.

     The Company has no executive or audit committees, nor any nominating or compensation committees.

ITEM 10.  EXECUTIVE COMPENSATION.

          No officer or director received compensation directly from the Company during the year ended June 30, 1996 and 1995. Messers. Larson and Parker (Chairman and President, respectively,) are compensated by Delta which is paid under a management agreement with the Company. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          (a)&(b)   Security Holdings of Management and Persons
Controlling More than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.


Name and Address of          Amount & Nature of
Beneficial Owners            Beneficial Ownership     Percent of
Class

Delta Petroleum Corporation  4,277,977 (1)            91.68% (1)
555 17th Street, Suite 3310
Denver, Colorado 80202

Roger A. Parker              4,277,977 (1)            91.68% (1)
(3) (6) (7) (8) (11)
555 17th St., Ste. 3310
Denver, CO  80202

Aleron H. Larson, Jr.        4,277,977 (1)            91.68% (1)
(2) (6) (7) (11)
555 17th St., Ste. 3310
Denver, CO  80202

Terry D. Enright             4,277,977 (1)            91.68% (1)
P.O. Box 227
Hygiene, Colorado 80533

Management as a Group        4,277,977(1)             91.68% (1)
(3 people)

(1) All shares are owned by Delta; Messrs. Larson and Parker are officers, directors and controlling shareholders of Delta. Mr.
Enright is also a director of Delta.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers and employees. The amounts payable by the Company to Delta were $184,053 for the year ended June 30, 1996 and $468,658 for the year ended June 30, 1995. The Company had a payable to Delta of $710,229 at June 30, 1996 and $256,371 at June 30, 1995.


                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               The Exhibits listed in the Index to Exhibits appearing at page 20 are filed as part of this report.

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


     By (Signature and Title)       s/Aleron H. Larson, Jr.
                                 Aleron H. Larson, Jr., Director


     Date                             10/11/96




     By (Signature and Title)        s/Roger A. Parker
                                  Roger A. Parker, Director

     Date                              10/11/96




     By (Signature and Title)        s/Terry D. Enright
                                Terry D. Enright, Director

     Date                             10/11/96

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

(27) Financial Data Schedule.

(99) Additional Exhibits. Not applicable.


                      Independent Auditors  Report



The Board of Directors and Stockholders
Amber Resources Company:


We have audited the accompanying balance sheets of Amber Resources Company (a subsidiary of Delta Petroleum Corporation) as of
June 30, 1996 and 1995 and the related statements of operations and accumulated deficit, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note
1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the year ended June 30, 1995.


                              KPMG Peat Marwick LLP


Denver, Colorado
September 20, 1996


    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)
    BALANCE SHEET
    June 30, 1996 and 1995



                                                      1996             1995

    ASSETS

   Current Assets:
     Cash                                            $36,137            3,751
     Accounts receivable                             114,560          104,047
     Other current assets                              2,000           -

       Total current assets                          152,697          107,798


   Oil and gas properties, successful efforts method
      of accounting (Note 1 and 5):
       Undeveloped offshore California properties  5,006,276        5,006,276
       Developed onshore properties                1,429,967        1,385,673
                                                   6,436,243        6,391,949

     Less accumulated depreciation and depletion    (726,684)        (608,817)

       Net oil and gas properties                  5,709,559        5,783,132

                                                  $5,862,256        5,890,930



   LIABILITIES AND STOCKHOLDERS' EQUITY


   Current  Liabilities:
     Accounts payable:
       Trade                                          $8,225           78,487
       Affiliate (Note 4)                            710,229          256,371
     Royalties payable                               595,956          858,688

       Total current liabilities                   1,314,410        1,193,546


   Stockholders' Equity
     Preferred stock, $1 par value. Authorized 5,000,000
       shares of Class A convertible preferred stock, none
       issued (Note 2)                                -                -
     Common stock, $.0625 par value; authorized
       25,000,000 shares, 4,666,185 shares issued
       and outstanding                               291,637          291,637
     Additional paid-in capital                    5,755,232        5,755,232
     Accumulated deficit                          (1,499,023)      (1,349,485)

        Total stockholders' equity                  4,547,846        4,697,384

                                                   $5,862,256        5,890,930

    STATEMENTS OF OPERATIONS
    Years Ended June 30, 1996 and 1995


                                                      1996           1995
 Revenue:

 Oil and gas sales, including recoupment
     gas of $167,009 in 1995                         $555,268        730,776
   Gain on sale of oil and gas properties              -              57,667
   Other income                                       286,434            176

      Total revenue                                   841,702        788,619

    Expenses:

   Lease operating expenses                           205,971        200,384
   Depletion                                          117,867        212,750
   Exploration expenses                                 3,032         -
   Abandoned and impaired properties                   -             178,532
   General and administrative                         664,370        696,352
   Interest on recoupment gas obligation (Note 1)      -             113,285

      Total expenses                                  991,240      1,401,303

   Loss before extraordinary item                    (149,538)      (612,684)

 Extraordinary gain on settlement of recoupment
   gas obligation (Note 1)                             -             493,850

   Net loss                                          (149,538)      (118,834)

  Accumulated deficit at begining of year           (1,349,485)    (1,230,651)

  Accumulated deficit at end of year               ($1,499,023)    (1,349,485)

  Loss per common share:
   Loss before extraordinary item                      ($0.03)         (0.13)
    Extraordinary gain on settlement of recoupment
     gas obigation                                     -                0.10
    Net loss                                            ($0.03)         (0.03)

  Weighted average number of common
    shares outstanding                               4,666,185      4,666,185


    STATEMENTS OF CASH FLOWS
    Years Ended June 30, 1996 and 1995



                                                       1996            1995

Cash flows from operating activities:
Net loss                                           ($149,538)       (118,834)
Adjustments to reconcile net loss to cash
  provided by (used in) operating activities:
   Write-off of royalties payable                    (286,244)         -
   Depletion                                          117,867         212,750
   Abandoned and impaired properties                   -              178,532
   Interest on recoupment gas obligation               -              113,285
   Recoupment gas revenue                              -             (167,009)
   Gain on sale of oil and gas properties              -              (57,667)
    Extraordinary gain on settlement of
     recoupment gas obligation                         -             (493,850)
   Net changes in current assets and
     and current liabilities:
   Increase in accounts receivable                    (10,513)        (44,553)
   (Increase) decrease  in other current assets        (2,000)          2,500
   (Decrease) increase in accounts payable            (70,262)         32,575
   Increase in royalties payable                       23,512          29,724

Net cash used in operating activities                (377,178)       (312,547)

Cash flows from investing activities:
   Additions to property and equipment                (44,294)        (29,094)
   Proceeds from sale of oil and gas properties        -              137,029

Net cash provided by (used in) investing activities   (44,294)        107,935

Cash flows from financing activities:
   Increase in accounts payable to affiliate          453,858         204,299

Net cash used in financing activities                 453,858         204,299

Net increase (decrease) increase  in cash              32,386            (313)

Cash at beginning of year                               3,751           4,064

Cash at end of year                                   $36,137           3,751


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 1996 and 1995


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

     From August 20, 1991 through December 31, 1991, Underwriters Financial Group , Inc. (UFG) acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby
increasing its ownership of the Company to 88.09%.   In October,
1992, UFG concluded a series of agreements with Delta Petroleum Corporation (Delta), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the Plan of Reorganization). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively, Ogle), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at June 30, 1996, Delta owned 4,277,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of Amber transferred to the Company by UFG were pledged to secure a note payable to Snyder Oil Corporation (the Snyder Note). The note is currently in default.


     Going Concern Basis of Presentation

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Certain factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

     At June 30, 1996, the Company has a working capital deficiency of $1,161,713. Current liabilities include royalties payable of $595,956 at June 30, 1996 which represent the Company's estimate of royalties payable on production attributable to it's interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against the Company by royalty owners for royalties due on recoupment gas produced.

     The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statute of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, this amount has been written off and recorded as other income in 1996.

     Currently, the Company's operations are not generating sufficient cash flow to fund operations and discharge the Company's liabilities. The Company has been economically dependent upon the Company's parent, Delta Petroleum Corporation.

     Through the period ended June 30, 1996, Delta continued to advance funds to the Company. Delta has no obligations or commitment to provide further financial support although it may do so from time to time as it elects.

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

     As of June 30, 1996, the Company had produced approximately 106,000 Mcf more than its entitled share of production. The undiscounted value of this imbalance is approximately $212,000 using the lower of the price received for the natural gas, the current market price or the contract price as applicable.

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

     Royalties Payable

     Recoupment gas royalties, included in royalties payable, represent estimated royalties due on recoupment gas produced and delivered to the gas purchaser pursuant to the terms of the recoupment agreement described above. The Company has estimated an amount that may be due to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser.

     Royalties payable also include estimated royalties payable on other properties held in suspense. A significant portion of the estimated royalties have not been paid pending a determination of what amounts may have previously been paid by the operator of the properties on behalf of the Company and pending the outcome of litigation involving other operators that may impact the calculations of the royalties.

     The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, this amount has been written off and recorded as other income in 1996.

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilites and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period actual. Actual results could differ from these estimates.

     Reclassifications

     Certain amounts in the 1995 fincial statements have been reclassified to conform to the 1996 financial statement presentation.

(2)    Preferred Stock

  The Board of Directors is authorized to issue 5,000,000 shares of 9% Class A convertible preferred stock having a par value of $1 per share. At the option of the Company, this preferred stock is convertible at a rate of .625 shares of common stock for each share of Class A convertible preferred stock.


(3)    Income Taxes

  At June 30, 1996 and 1995, the Company's significant deferred tax assets and liabilities are summarized as follows:

                                                        1996      1995
Deferred tax assets:
   Net operating loss
      carryforwards                               $ 1,536,000   1,862,000


   Gross deferred tax assets                        1,536,000   1,862,000

   Less valuation allowance                           (26,000)   (122,000)

    Net deferred tax assets                         1,510,000   1,740,000


Deferred tax liabilities:
    Oil and gas properties,
      principally due to
      differences in basis and
      depreciation and depletion                   (1,510,000)(1,740,000)

         Net deferred tax asset                     $     -          -

    No income tax benefit has been recorded for the years ended June 30, 1996 and 1995 since the benefit of the net operating loss carryforward and other net deferred tax assets arising in those periods has been offset by an increase in the valuation allowance for such net deferred tax assets.

    At June 30, 1996, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $4,500,000 and $4,100,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 1997 through 2011.

(4) Related Party Transactions

    Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers and employees. Amounts payable by the Company to Delta were $184,053 for the year ended June 30, 1996 and $468,658 for the year ended June 30, 1995. The Company had a payable to Delta of $710,229 at June 30, 1996 and $256,371 at June 30, 1995.

(5) Disclosures About Capitalized Costs, Costs Incurred and Major
    Customers

    Capitalized costs related to oil and gas producing activities are as follows:
                                     June 30,          June 30,
                                      1996              1995

Undeveloped offshore
    California properties         $ 5,006,276          5,006,276

Developed onshore
    domestic properties             1,429,967          1,385,673
                                    6,436,243          6,391,949
Accumulated depreciation
    and depletion                    (726,684)          (608,817)

                                  $ 5,709,559          5,783,132


    Costs incurred in oil and gas producing activities for the year ended June 30, 1996 and 1995 are as follows:


                                                 1996             1995


Exploration costs                              $ 3,032               -

Development costs                               44,294           29,094

    Sales of major customers accounted for approximately 51%, 26% and 15% of 1996 oil and gas sales. Sales to major customers accounted for approximately 38%, 25% and 17% of 1995 oil and gas sales.

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

(6)Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued

A summary of changes in estimated quantities of proved reserves, net of recoupment gas, for the year ended June 30, 1996 and 1995 are as follows:



                                            Onshore                        Offshore
                                              GAS             OIL             GAS             OIL
                                             (MCF)          (BBLS)           (MCF)          (BBLS)

Balance at July 1, 1995                    2,997,691          17,609      12,975,847      10,592,365

Revisions of quantity estimates             (637,773)        (11,507)        (10,526)        (10,207)
Sale of properties                           (98,606)         -               -               -
Production                                  (348,316)           (959)         -               -
Balance at June 30, 1995                    1,912,996           5,143      12,965,321      10,582,158

Revisions of quantity estimates              244,595           1,108        (437,396)       (425,072)
Production                                  (308,713)           (961)         -               -
Balance at June 30, 1996                    1,848,878           5,290      12,527,925      10,157,086

Proved developed reserves:
 June 30, 1994                            2,997,691          17,609          -               -
 June 30, 1995                            1,912,996           5,143          -               -
 June 30, 1996                            1,848,878           5,290          -               -




(6) Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued

    Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.



                                                                   Offshore
                                                   Onshore        California        Total


June 30, 1995:

Future cash inflows                               $2,565,747     119,023,005     121,588,752
 Future costs:
 Production                                        1,182,691      18,611,457      19,794,148
 Development                                         -            22,948,450      22,948,450
 Income taxes                                        -            22,970,738      22,970,738

 Future net cash flows                             1,383,056      54,492,360      55,875,416

 10% discount factor                                 404,515      47,281,273      47,685,788

  Standardized  measure of discounted future
       net cash flows                               $978,541       7,211,087       8,189,628


  June 30, 1996:

  Future cash inflows                             $3,269,173      122,000,784    125,269,957
  Future costs:
  Production                                       1,419,597       24,198,311     25,617,908
  Development                                         -            24,358,749     24,358,749
  Income taxes                                        -            22,466,026     22,466,026

  Future net cash flow                             1,849,576      50,977,698      52,827,274

  10% discount factor                                540,036      39,522,746      40,062,782

  Standardized  measure of discounted future
       net cash flows                             $1,309,540      11,454,952      12,764,492


The principal sources of changes in the standardized measure of discounted net cash flows during the year ended
June 30, 1996 and 1995 are as follows:

                                                       1996            1995

Beginning of  year                                $8,189,628       8,913,296

Sales of oil and gas produced during the
    period , net of production costs                (349,297)       (530,392)
Net change in prices and production costs            334,973          47,972
Changes in estimated future development costs       (340,766)         (5,344)
Revisions of previous quantity estimates,
     estimated timing of development and other     5,154,944      (1,437,620)
Net change in income taxes                        (1,043,951)        372,798
Sales of reserves in place                           -               (62,412)
Accretion of discount                                818,961         891,330

End of year                                      $12,764,492       8,189,628


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