Form 10QSB
period 1996-09-30
AMBER RESOURCES CO
filed 1996-11-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1996 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 12, 1996.

                                                  Form 10-QSB
                                                  1st Qtr.
                                                  FY 1997

                                   INDEX



PART I    FINANCIAL INFORMATION

                                                       PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               September 30, 1996 and
               June 30, 1996.......................         1

          Statements of Operations and
               Accumulated Deficit for
               the Three Months Ended
               September 30, 1996 and 1995.........         2

          Statements of Cash Flows:
               For the Three Months Ended
               September 30, 1996 and 1995.........         3


          Notes to Financial Statements...........          4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          5

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.......................          9


Item 2.   Changes in Securities...................          9


Item 3.   Defaults upon Senior Securities.........          9


Item 4.   Submission of Matters to a Vote of
          Security Holders........................          9

Item 5.   Other Information.......................          9


Item 6.   Exhibits and Reports on Form 8-K........          9


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Balance Sheets
    (Unaudited)


     ITEM 1.   FINANCIAL STATEMENTS


                                                 September 30,     June 30,
                                                     1996            1996

    Assets

    Current assets:
      Cash                                          $13,001          36,137
      Accounts receiveable                          102,788         114,560
      Other current assets                           -                2,000

        Total current assets                        115,789         152,697


    Oil and gas properties, successful efforts
      method of accounting (Notes 2 and 3):
      Undeveloped offshore California properties  5,006,276       5,006,276
        Developed onshore domestic properties     1,441,210       1,429,967
                                                  6,447,486       6,436,243

    Accumulated depletion                          (768,480)       (726,684)

      Net oil and gas properties                  5,679,006       5,709,559

                                                  5,794,795       5,862,256

    Liabilities and Stockholders' Equity

    Current  Liabilities:
      Accounts payable:
        Trade                                        26,132           8,225
        Affiliate                                   776,576         710,229
      Royalties payable                             559,489         595,956

        Total current liabilities                 1,362,197       1,314,410

    Stockholders' equity
      Preferred stock, $1.00 par value;
        authorized 5,000,000 shares of Class A
        convertible preferred stock, none issued      -               -
      Common stock, $.0625 par value;
        authorized 25,000,000 shares, 4,666,185
        shares issued and outstanding               291,637         291,637
      Additional paid-in capital                  5,755,232       5,755,232
      Accumulated deficit                        (1,614,271)     (1,499,023)

        Total stockholders' equity                4,432,598       4,547,846

                                                  5,794,795       5,862,256


    See accompanying notes to unaudited financial statements.


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Three Months Ended
                                                        September 30,
                                                    1996            1995

    Revenue:


      Oil and gas sales                            $174,425          97,805
      Other income                                   36,512              55

        Total revenue                               210,937          97,860


    Expenses:

      Lease operating expenses                       42,167          46,627
      Depletion                                      41,796          31,899
      Exploration expense                             3,224          -
      General and administrative                    238,998         178,899

        Total expenses                              326,185         257,425

        Net loss                                   (115,248)       (159,565)

    Accumulated deficit at beginning of period   (1,499,023)     (1,349,485)

    Accumulated deficit at end of period        ($1,614,271)     (1,509,050)

    Net loss per common share                        ($0.02)          (0.03)

    Weighted average number of common
           shares outstanding                     4,666,185       4,666,185


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Cash Flows
    (Unaudited)
                                                      Three Months Ended
                                                           September 30,
                                                       1996            1995


    Net cash used in operating activities          ($78,235)       (118,162)

    Cash flows from investing activities:
      Additions to oil and gas properties           (11,248)        (32,567)

        Net cash used in investing activities       (11,248)        (32,567)

    Cash flows from financing activities:
      Increase in accounts payable -
        affiliate                                    66,347         188,639

        Net cash provided by financing
          activities                                 66,347         188,639

        Net (decrease) increase in cash             (23,136)         37,910

        Cash at beginning of the period              36,137           3,751

        Cash at end of the period                   $13,001          41,661


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 1996 and 1995
(Unaudited)

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

(2) Contingencies

    The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at September 30, 1996. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

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

    From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at September 30, 1995, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,091,761 including accrued interest. The note is currently in default.

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

    At September 30, 1996, the Company had a working capital deficit of $1,246,408 compared to a working capital deficit of $1,161,713 at June 30, 1996. The Company's current liabilities include royalties payable of $559,489 at September 30, 1996 which represent the Company's estimate of royalties payable on production attributable to it's interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against Amber by royalty owners for amounts due for prior production. The Company is awaiting the outcome of litigation in various courts which may impact the method of calculating the Company's obligation for royalties payable on recoupment gas. To date no claims have been asserted against Amber by royalty owners for royalties due on recoupment gas produced. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

    Results of Operations

    Net Earnings (Loss). The Company's net loss for the three months ended September 30, 1996 was $115,248 compared to a net loss of $159,565 for the three months ended September 30, 1995.

    Revenue.    Oil and gas sales for the three months ended
September 30, 1996 were $174,425 compared to $97,805 for the three months ended September 30, 1995. The Company's oil and gas sales were impacted by the increase in oil and gas prices, the recovery of production attributable to underbalanced positions and an increase in production from recompleted wells.

    Production volumes and average prices received for the three months ended September 30, 1996 and 1995 are as follows:

                            Three Months Ended
                               September 30,
                            1996           1995

Production:
     Oil (barrels)             219             70
     Gas (Mcf)              83,732         69,426

Average Price:
     Oil (per barrel)       $21.01         $15.27
     Gas (per Mcf)           $2.03          $1.39

          Lease Operating Expenses. Lease operating expenses for the three month period ended September 30, 1996 was $42,167 compared to $46,627 for the three months ended September 30, 1995. On an Mcf equivalent basis, production expenses and taxes were $.50 per Mcf equivalent during the three month period ended September 30, 1996 compared to $.67 per Mcf equivalent for the same period in 1995.

     Depletion Expense. Depletion expense for the three months ended September 30, 1996 was $41,796 compared to $31,899 for the three months ended September 30, 1995. On an Mcf equivalent basis, depreciation and depletion expense were $.49 per Mcf equivalent during the three month period ended September 30, 1996 compared to $.46 per Mcf equivalent for the same period in 1995.

     General and Administrative Expenses. General and administrative expense for the three months ended September 30, 1996 was $238,998 compared to $178,899 for the three months ended
September 30, 1995.

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

Date: November 12, 1996

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