Form 10QSB
period 1996-12-31
AMBER RESOURCES CO
filed 1997-02-12
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of February 10, 1997.


                                                  Form 10-QSB
                                                  2nd Qtr.
                                                  FY 1997


                                   INDEX



PART I    FINANCIAL INFORMATION

                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               December 31, 1996 and
               June 30, 1996.......................         1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Six Months Ended
               December 31, 1996 and 1995..........         2

          Statements of Cash Flows:
               For the Six Months
               Ended December 31, 1996 and 1995....         4


          Notes to Financial Statements............         5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS.......................         6


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings........................         10

Item 2.   Changes in Securities....................         10

Item 3.   Defaults upon Senior Securities..........         10

Item 4.   Submission of Matters to a Vote of
          Security Holders.........................         10

Item 5.   Other Information........................         10

Item 6.   Exhibits and Reports on Form 8-K.........         10




    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    BALANCE SHEETS (UNAUDITED)


     ITEM 1.   FINANCIAL STATEMENTS


                                                  December 31,      June 30,
                                                     1996            1996

    Assets

    Current assets:
      Cash                                           $9,718          36,137
      Accounts receiveable                          168,207         114,560
      Other current assets                           -                2,000

        Total current assets                        177,925         152,697


Oil and gas properties, successful efforts
 method of accounting (Note 2):
 Undeveloped offshore California properties       5,006,276       5,006,276
 Developed onshore domestic properties            1,446,949       1,429,967
                                                  6,453,225       6,436,243

    Accumulated depletion                          (809,676)       (726,684)

      Net oil and gas properties                  5,643,549       5,709,559

                                                  5,821,474       5,862,256

    Liabilities and Stockholders' Equity

    Current  Liabilities:
      Accounts payable:
        Trade                                        15,010           8,225
        Affiliate                                   782,841         710,229
      Royalties payable                             523,069         595,956

        Total current liabilities                 1,320,920       1,314,410


    Stockholders' equity
      Preferred stock, $1.00 par value;
        authorized 5,000,000 shares of Class A
        convertible preferred stock, none issued     -               -
      Common stock, $.0625 par value;
        authorized 25,000,000 shares, 4,666,185
        shares issued and outstanding               291,637         291,637
      Additional paid-in capital                  5,755,232       5,755,232

      Accumulated deficit                        (1,546,315)     (1,499,023)

        Total stockholders' equity                4,500,554       4,547,846

                                                  5,821,474       5,862,256

    See accompanying notes to unaudited financial statements.


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Three Months Ended
                                                      December 31,
                                                 1996            1995

    Revenue:


Oil and gas sales                                  $229,328         131,757
Other income                                         36,466              47

  Total revenue                                     265,794         131,804


    Expenses:

Lease operating expenses                             44,491          46,829
Depletion                                            41,196          23,867
Exploration expenses                                  1,078           4,880
General and administrative                          111,073         289,222

  Total expenses                                    197,838         364,798

Net income (loss), net of taxes                      67,956        (232,994)

Accumulated deficit at beginning of period       (1,614,271)     (1,509,050)

Accumulated deficit at end of period            ($1,546,315)     (1,742,044)

Net income (loss) per common share                    $0.01           (0.05)


Weighted average number of common
      shares outstanding                          4,666,185       4,666,185

    See accompanying notes to unaudited financial statements.


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Six Months Ended
                                                      December 31,
                                                   1996            1995

    Revenue:


Oil and gas sales                                  $403,753         229,562
Other income                                         72,978             102

  Total revenue                                     476,731         229,664


    Expenses:

Lease operating expenses                             86,658          93,456
Depletion                                            82,992          55,766
Exploration expenses                                  4,302           4,880
General and administrative                          350,071         468,121

  Total expenses                                    524,023         622,223

Net loss                                            (47,292)       (392,559)

Accumulated deficit at beginning of period       (1,499,023)     (1,349,485)

Accumulated deficit at end of report            ($1,546,315)     (1,742,044)

Net loss per common share                            ($0.01)          (0.08)

Weighted average number of common
      shares outstanding                          4,666,185       4,666,185

    See accompanying notes to unaudited financial statements.


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Cashflows
    (Unaudited)

                                                      Six Months Ended
                                                      December 31,
                                                   1995            1995


Net cash used in operating activities            ($82,049)       (359,831)

Cash flows from investing activities:
  Additions to oil and gas properties             (16,982)        (44,910)

        Net cash used in
          investing activities                    (16,982)        (44,910)

    Cash flows from financing activities:
      Increase in accounts payable -
        affiliate                                  72,612         406,579

        Net cash provided by financing
          activities                               72,612         406,579

        Net increase in cash                      (26,419)          1,838

        Cash at beginning of the period            36,137           3,751

        Cash at end of the period                  $9,718            5,589

    See accompanying notes to unaudited financial statements.


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Six Months Ended December 31, 1996 and 1995
(Unaudited)

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

(2)  Contingencies

     The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at December 31, 1996. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.

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

          From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at December 31, 1996, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the original amount of $2,091,761 including accrued interest. The note is currently in default.

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

     Liquidity and Capital Resources.

          At December 31, 1996, the Company had a working capital deficit of $1,142,995 compared to a working capital deficit of $1,161,713 at June 30, 1996. The Company's current liabilites included royalties payable of $523,069 at December 31, 1996 which represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

          The Company believes that it is unlikely that all claims that might be made for payment of royalties payable. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

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


     Results of Operations

          Net Earnings (Loss).   The Company reported net income of
$67,956 and a net loss of $47,292 for the three and six months ended December 31, 1996 compared to a net loss of $232,994 and $392,559 for the same periods in 1995.

          Revenue.   Total revenues for the three and six months
ended December 31, 1996 were $265,794 and $476,731 compared to $131,804 and $229,664 for the same periods in 1995. Oil and gas sales for the three and six months ended December 31, 1996 were $229,328 and $403,753 compared to $131,757 and $229,562 for the same periods in 1995. The Company's oil and gas sales were impacted by the increase in oil and gas prices.

          Production volumes and average prices received for the three and six months ended December 31, 1996 and 1995 are as follows:

                    Three Months Ended         Six Months Ended
                      December 31,                December 31,
                     1996       1995           1996        1995

Production:
  Oil (Bbls)          222        277            441         347
  Gas (Mcfs)        89,970    72,403        173,702     141,829

Average Price:
  Oil (per Bbls)    $20.98    $16.95         $21.00      $16.65
  Gas (per Mcf)     $ 2.50     $1.75          $2.27       $1.58


               Lease Operating Expenses. Lease operating expenses were $44,491 and $86,658 for the three and six months ended December 31, 1996 compared to $46,829 and $93,456 for the same periods in 1995. On a MCF equivalent basis, lease operating expenses were $.49 and $.49 respectively, per Mcf equivalent during the three and six month periods ended December 31, 1996 compared to $.63 and $.65, respectively, per Mcf equivalent for the same periods in 1995.

               Depreciation and Depletion Expense. Depletion expense for the three and six months ended December 31, 1996 were $41,196 and $82,992 compared to $23,867 and $55,766 for the same periods in 1995. On a MCF equivalent basis, depletion expense were $.49 and $.47, respectively, per Mcf equivalent during the three and six month periods ended December 31, 1996 compared to $.32 and $.39, respectively, per Mcf equivalent for the same periods in 1995.

               General and Administrative Expenses.   General and
administrative expenses for the three and six months ended December 31, 1996 were $111,073 and $350,071 compared to $289,222 and
$468,121 for the same periods as in 1995.


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

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          Form 8-K dated December 4, 1996; Item 5. Other Events and Item 7. Financial Statements and Exhibits.


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMBER RESOURCES COMPANY
                              (Registrant)



Date: February 11, 1997        /s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.
                              Chairman\CEO



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