Form 10QSB
period 1997-03-31
AMBER RESOURCES CO
filed 1997-05-13
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 10, 1997.
                                                  Form 10-QSB
                                                  3rd Qtr.
                                                  FY 1997


                                   INDEX



PART I    FINANCIAL INFORMATION

                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               March 31, 1997 and
               June 30, 1996......................          1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Nine Months Ended
               March 31, 1997 and 1996..........            2

          Statements of Cash Flows:
               For the Nine Months
               Ended March 31, 1997 and 1996....            4

          Notes to Financial Statements.........            5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings......................           10

Item 2.   Changes in Securities..................           10

Item 3.   Defaults upon Senior Securities........           10

Item 4.   Submission of Matters to a Vote of
          Security Holders.......................           10

Item 5.   Other Information......................           10

Item 6.   Exhibits and Reports on Form 8-K.......           10

PART I -  FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS (UNAUDITED)


ITEM 1.   FINANCIAL STATEMENTS


                                                  March 31,        June 30,
                                                     1997            1996

Assets

 Current assets:
 Cash                                                 $5,021          36,137
 Accounts receiveable                                129,515         114,560
 Other current assets                                 -                2,000

   Total current assets                              134,536         152,697


Oil and gas properties, successful efforts
   method of accounting (Note 2):
   Undeveloped offshore California properties      5,006,276       5,006,276
   Developed onshore domestic properties           1,447,628       1,429,967
                                                   6,453,904       6,436,243

Accumulated depletion                               (833,953)       (726,684)

 Net oil and gas properties                        5,619,951       5,709,559

                                                   5,754,487       5,862,256

Liabilities and Stockholders' Equity

Current  Liabilities:
  Accounts payable:
   Trade                                              26,065           8,225
   Affiliate                                         648,596         710,229
   Royalties payable                                 471,438         595,956

   Total current liabilities                       1,146,099       1,314,410


Stockholders' equity
 Preferred stock, $1.00 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued           -               -
  Common stock, $.0625 par value;
  authorized 25,000,000 shares, 4,666,185
  shares issued and outstanding                     291,637         291,637
  Additional paid-in capital                      5,755,232       5,755,232

  Accumulated deficit                            (1,438,481)     (1,499,023)

  Total stockholders' equity                      4,608,388       4,547,846

                                                 $5,754,487       5,862,256



    Statements of Operations and Accumulated Deficit
    (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                      1997            1996

Revenue:

 Oil and gas sales                                  $294,750         163,653
 Other income                                         51,648              15

   Total revenue                                     346,398         163,668


Expenses:

 Lease operating expenses                             65,696          62,206
 Depletion                                            24,277          35,151
 Exploration expenses                                    577           1,470
 General and administrative                          148,014          97,124

   Total expenses                                    238,564         195,951

 Net income (loss), net of taxes                     107,834         (32,283)

Accumulated deficit at beginning of period        (1,546,315)     (1,742,045)

Accumulated deficit at end of period             ($1,438,481)     (1,774,328)

Net income (loss) per common share                     $0.02           (0.01)


Weighted average number of common
      shares outstanding                           4,666,185       4,666,185


    Statements of Operations and Accumulated Deficit
    (Unaudited)


                                                       Nine Months Ended
                                                            March 31,
                                                      1997            1996

    Revenue:

 Oil and gas sales                                  $698,503         393,215
 Other income                                        124,626             117

   Total revenue                                     823,129         393,332

   Expenses:

 Lease operating expenses                            152,354         155,663
 Depletion                                           107,269          90,917
 Exploration expenses                                  4,879           6,350
 General and administrative                          498,085         565,245

   Total expenses                                    762,587         818,175

 Net income (loss)                                    60,542        (424,843)

 Accumulated deficit at beginning of period       (1,499,023)     (1,349,485)

 Accumulated deficit at end of period            ($1,438,481)     (1,774,328)

 Net income (loss) per common share                    $0.01           (0.09)

 Weighted average number of common
      shares outstanding                           4,666,185       4,666,185


    Statements of Cashflows
    (Unaudited)


                                                       Nine Months Ended
                                                            March 31,
                                                      1997            1996


    Net cash provided by (used in)
        operating activities                        $48,178        (400,512)

    Cash flows from investing activities:
      Additions to oil and gas properties           (17,661)        (44,277)

        Net cash used in
          investing activities                      (17,661)        (44,277)

    Cash flows from financing activities:
      (Decrease) increase in accounts
        payable affiliate                           (61,633)        477,306

        Net cash provided by financing
          activities                                (61,633)        477,306

        Net (decrease)increase in cash              (31,116)         32,517

        Cash at beginning of the period              36,137           3,751

        Cash at end of the period                    $5,021          36,268

    See accompanying notes to unaudited financial statements.


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Nine Months Ended March 31, 1997 and 1996
(Unaudited)


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

(2)  Contingencies


     The Company has an investment in certain undeveloped offshore California properties of $5,006,276 at March 31, 1997. The Company's ability to ultimately develop the properties is subject to a number of uncertainties, including the operator's ability to obtain the necessary permits and authorizations relating to the development activities. The Company's ability to realize its investment in the offshore California properties is dependent on its ability to develop the properties or to sell some or all of its interests in the properties. Accordingly, the financial statements do not include any adjustments that would result if the Company could not realize its investment.


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

               From August 20, 1991 through December 31, 1991, Underwriters Financial Group, Inc. ("UFG") acquired 80.08% of the outstanding common stock of the Company (3,736,775 shares). The shares of the Company were acquired in exchange for shares of common stock of UFG, shares of convertible preferred stock of UFG, and a note payable secured by a portion of the shares acquired. On April 30, 1992, UFG acquired an additional 373,885 shares of the Company's common stock in exchange for shares of its common stock, thereby increasing its ownership of the Company to 88.09%. In October 1992, UFG concluded a series of agreements with Delta Petroleum Corporation ("Delta"), then a subsidiary of UFG, to participate in a plan to reorganize and recapitalize Delta (the "Plan of Reorganization"). Under the terms of the Plan of Reorganization, UFG transferred the 4,110,660 shares of the Company it owned to Delta. Also in connection with the Plan of Reorganization, Delta issued 1,030,000 shares of its common stock to Messrs. Burdette A. Ogle and Ronald Heck (collectively "Ogle"), shareholders of Delta, in exchange for their working interests in two federal offshore California oil and gas units and 167,317 shares of common stock of the Company. As a result of these transactions, at March 31, 1997, Delta owns 4,227,377 shares, or 91.68% of the outstanding common stock of the Company. As of that date, 3,357,003 shares of common stock of the Company owned by Delta are pledged to secure a note payable by UFG to Snyder Oil Corporation in the amount of $2,091,761 including accrued interest. The note is currently in default.

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


     Liquidity and Capital Resources.

               At March 31, 1997, the Company had a working capital deficit of $1,011,563 compared to a working capital deficit of$1,161,713 at June 30, 1996. The Company's current liabilities include royalties payable of $471,438 at March 31, 1997 which represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company is attempting to identify the royalty owners and calculate the amounts owed to each owner, which it expects will require some time. To date, no significant claims have been asserted against the Company by royalty owners for amounts due for prior production. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells.
The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     Results of Operations

               Net Earnings (Loss).   The Company reported net
income of $107,834 and $60,542 for the three and nine months ended March 31, 1997 compared to a net loss of $32,283 and $424,843 for the same periods in 1996.

               Revenue.   Total revenues for the three and nine
months ended March 31, 1997 were $346,398 and $823,129 compared to $163,668 and $393,332 for the same periods in 1996. Oil and gas sales for the three and nine months ended March 31, 1997 were $294,750 and $698,503 compared to $163,653 and $393,215 for the same periods in 1996. The Company's oil and gas sales were impacted by the increase in oil and gas prices. Included in total revenue, are estimated royalty amounts written off as the Statue of Limitations has expired of $51,630 and $124,518 for the three and nine months ended March 31, 1997, respectively.

               Production volumes and average prices received for the three and nine months ended March 31, 1997 and 1996 are as follows:

                               Three Months Ended          Nine Months Ended
                                     March 31,                March 31,
                              1997         1996              1997      1996

Production:
  Oil (Bbls)                   259          526               700       873
  Gas (Mcfs)                96,745       81,499           270,447   223,328

Average Price:
  Oil (per Bbls)            $23.01       $17.31            $21.74    $17.05
  Gas (per Mcf)              $2.89        $1.89             $2.49     $1.69

               Lease Operating Expenses. Lease operating expenses were $65,696 and $152,354 for the three and nine months ended March 31, 1997 compared to $62,206 and $155,663 for the same periods in 1996. On a MCF equivalent basis, lease operating expenses were $.67 and $.55, respectively, per Mcf equivalent during the three and nine months ended March 31, 1997 compared to $.73 and $.68, respectively, per Mcf equivalent for the same periods in 1996.

               Depletion Expense. Depletion expense for the three and nine months ended March 31, 1997 were $24,277 and $107,269 compared to $35,151 and $90,917 for the same periods in 1996. On a MCF equivalent basis, depletion expense were $.25 and $.39, respectively, per Mcf equivalent during the three and nine months ended March 31, 1997 compared to $.42 and $.40, respectively, per Mcf equivalent for the same periods in 1996.

               General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March
31, 1997 were $148,014 and $498,085 compared to $97,124 and
$565,245 for the same periods as in 1996.

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

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.
              Exhibit 27.  Financial Data Schedule.
          b. Reports on Form 8-K.  None

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMBER RESOURCES COMPANY
                              (Registrant)



Date: May 13, 1997             /s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.
                              Chairman\CEO



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