Form 10KSB
period 1997-06-30
AMBER RESOURCES CO
filed 1997-10-10
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

[x]  Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 1997
                                    or
[ ]  Transition Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period       .

                        Commission File No. 0-8874

                          AMBER RESOURCES COMPANY
          (Exact name of registrant as specified in its charter)

     Delaware                                84-0750506
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization           Identification No.)


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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.      Yes  X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [X]

The issuer's revenue for the fiscal year ended June 30, 1997 totaled $1,113,274.

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of September 19, 1997 could not be determined because there is no established public trading market.

As of September 25, 1997, 4,666,185 shares of registrant's Common
Stock $.0625 par value were issued and outstanding.

                The Index to Exhibits appears at Page 20.


                             TABLE OF CONTENTS


                                  PART I

                                                            PAGE


ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           3
ITEM 3.   LEGAL PROCEEDINGS                                 9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          9

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              10
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         11
ITEM 7.   FINANCIAL STATEMENTS                              14
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     14

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 14
ITEM 10.  EXECUTIVE COMPENSATION                            16
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        17
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                18
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  18


                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          (a)  Business Development

          Amber Resources Company ("Amber" or "the Company") is engaged in the exploration, development and production of oil and gas properties. The Company's business is conducted onshore in the continental United States and in the coastal waters of California. As of June 30, 1997, the Company's principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California and interests in 42 producing wells in western Oklahoma (the "Oklahoma Properties"). At June 30, 1997, the Company estimated its proved undeveloped reserves attributable to its offshore California properties to be approximately 13.76 Bcf of gas and 10,885,000 Bbls of oil and proved producing reserves attributable to its onshore properties to be approximately 1.87 Bcf of gas and 5,800 Bbls of oil. There are uncertainties as to the timing of the development of the offshore properties. (See "Description of Properties"; Item 2 herein.)

          The Company, a Delaware corporation, was established January 17, 1978. The Company's offices are located at Suite 3310, 555 17th Street, Denver, Colorado 80202. As of June 30, 1997, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's outstanding common stock. The Company is managed by Delta under a management agreement effective March 31, 1993 which provides for the sharing of the management between the two companies and allocation of expenses related thereto.

          At June 30, 1997, Amber had an authorized capital of 5,000,000 shares of $1.00 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

          (b)  Business of Issuer.

          During the year ended June 30, 1997, Amber was engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. The Company's oil and gas operations have been comprised primarily of production of oil and gas. The Company currently has producing oil and gas interests in the Anadarko Basin in Oklahoma and interests in proven but undeveloped offshore Federal leases and units near Santa Barbara, California.

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

          (6) Dependence on One or a Few Major Customers. The Company has three major customers for the sale of oil and gas as of the date of this report, namely, Tristar Gas Marketing, Chesapeake Gas Marketing and HS Resources. The loss of any one or all of these customers would not have a material adverse effect on the Company's business.

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

          (9) Effect of Existing or Probable Governmental Regulations on the Business. The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules or regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

          (10) Research and Development. The Company does not engage in any research and development activities. Since its inception, the Company has not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

          (11) Environmental Protection. Because the Company is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect the Company's earnings potential, and could cause material change in the Company's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect the Company's business. Capital expenditures relating to environmental control facilities have not been material to the Company since its inception. In addition, the Company does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1998.

          (12) Employees. The Company has no full time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

          (a)  Office Facilities:

               The Company shares offices with Delta under its management agreement with Delta. Under this agreement, the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

          (b)  Oil and Gas Properties

               The Company owns interests in oil and gas properties located in Oklahoma and offshore California. Wells from which the Company receives revenues are owned only partially by the Company. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the SEC during its years ended June 30, 1997 and 1996.

          Offshore Federal Waters: Santa Barbara, California Area

          Amber Resources Company, owns interests in three proved undeveloped federal units located in federal waters offshore
California near Santa Barbara.

          At June 30, 1997, Amber's offshore California reserves from these Units totaled approximately 13.76 Bcf of gas and 10,885,000 Bbls of oil for an aggregate oil and gas equivalent of approximately 13,178,000 BOE.

          The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Eight POCS lease sales and subsequent drilling conducted between 1966 and 1984 have resulted in the discovery of an estimated two billion Bbls of oil and three trillion cubic feet of gas. Of these totals, some 750 million Bbls of oil and 700 billion cubic feet of gas have been produced and sold. POCS production is approximately 160,000 Bbls of oil and 186 million cubic feet of gas per day according to the Minerals Management Services of the Department of the Interior ("MMS").

          Most of the early offshore production was from Pliocene age sandstone reservoirs. The more recent developments are from the highly fractured zones of the Miocene age Monterey Formation. The Monterey is productive in both the Santa Barbara Channel and the offshore Santa Maria Basin. It is the principal producing horizon in the Point Arguello field, the Point Pedernales field, and the Hondo and Pescado fields in the Santa Ynez Unit. Because the Monterey is capable of relatively high productive rates, the Hondo field, which has been on production since late 1981, has already surpassed 150 million Bbls of production.

          California's active tectonic history over the last few million years has formed the large linear anticlinal features which trap the oil and gas. Marine seismic surveys have been used to locate and define these structures offshore. Recent seismic surveying utilizing modern 3-D seismic technology, coupled with exploratory well data, has greatly improved knowledge of the size of reserves in fields under development and in fields for which development is planned. Currently, 10 fields are producing from 19 platforms in the Santa Barbara Channel and
offshore Santa Maria Basin.   Implementation of extended
high-angle to horizontal drilling methods is reducing the number of wells needed to develop reserves in the area. Use of these new drilling methods and seismic technologies is expected to improve development economics.

          The first three miles off the shore of the coastline are administered by each state and are known as "state waters". Within the state waters offshore Santa Barbara County, the State of California regulates oil and gas leases, drilling, and the installation of permanent and temporary producing facilities. Because the three units in which the Company owns interests are located outside and beyond the state waters in the POCS, the offshore area beyond the three-mile limit, leasing and drilling of these units are not regulated by the State of California. However, to the extent that the production will be transported to an on-shore facility through the state waters, the Company's pipelines (or other transportation facilities) will be subject to California state regulations. Construction and operation of the pipelines will require permits from the state. State regulations also govern the construction and operations of on-shore facilities such as terminals, pumping stations, and water separation facilities, all of which require a comprehensive
permitting process.   Ocean disposal of effluents, such as
drilling muds and produced waters, is administered by the EPA. Additionally, all development plans must be consistent with the
Federal Coastal Zone Management Act ("CZM").   In California the
CZM consistency determination is taken by the California Coastal
Commission.

          Santa Barbara County, through its Board of Supervisors, also has a significant impact on the method and timing of any offshore field development through its concurrent regulation of the construction and operation of on-shore facilities.

          Leasing, lease administration, development, and production with the OCS all fall under Federal regulations administered by the MMS.

          The Company's Offshore California proved undeveloped reserves are attributable to its interests in these three federal units located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

          These units have been formally approved and are regulated by the MMS. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could materially change.

          Current Status. On November 5, 1996, the MMS issued a Directed Suspension of Operations for the POCS Non-Producing Leases and Units, pursuant to CFR 250.10(b)(4), extending the existing Suspension of Operations ("SOO") from January 1, 1997 until December 31, 1998. This action permitted Unit owners to cease paying lease payments to the Federal government and suspended the requirements relating to development of the leases during this period. The Directive cited the fact that the MMS had requested in 1992 that the lease owners participate in what became known as the COOGER (California Offshore Oil and Gas Energy Resources) Study and during the term of the Study that the leases would be held under a SOO.

          The MMS issued a second letter on December 24, 1996 with the intent to expand and clarify the November 5th Directive and to notify all lease owners of the course of action to be followed by the Lease and Unit Operators during 1997 and 1998 prior to the expiration of the SOO. This letter requests that each Operator submit a Unit (or Lease) Plan of Operations to the MMS by December 31, 1997. This will not be a binding document but the MMS intends to use it in determining a strategy for development. In early 1998 each Operator is to meet with the MMS for a review of the Plan. Based on this meeting the Operator will submit, by September 1, 1998, a final Plan of Operations for approval. The approved Plans for the Units will go into effect on January 1, 1999.

          In order to carry out the requirements of this December 24, 1996 letter, all Operators of the units in which the Company owns non-operating interests (described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the Operators will outline the mobile drilling unit well activities, including number and location.
For development, the Operators' reports will cover the total number of facilities involved, including platform(s), pipelines, onshore processing facilities, transportation systems and marketing plans. The Company is participating with the Operators in meeting the MMS schedules through meetings and consultations and is sharing in the costs as invoiced by the Operators.

          Gato Canyon Unit. The Company holds a 6.97% working interest in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Four of the five wells drilled on the unit to date have indicated the presence of oil and gas reserves. In April 1989, Samedan announced the completion and test of the Samedan P-0460 #2 yielded a test flow rate of 5,500 barrels of oil per day from the Monterey Formation between 5,000 and 6,800 feet of drill depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal lease units). As of July 1, 1997, Forrest A. Garb & Associates, Inc. ("Garb"), an independent petroleum engineering firm based in Dallas, Texas, issued a report indicating that Gato Canyon contains recoverable reserves estimated to be 123.8 million Bbls of oil and 22.17 Bcf of natural gas representing approximately 7.08 million Bbls of oil and 9.9 Bcf of natural gas net to the Company's 6.97%
working interest. The oil has an estimated average gravity of 16 degrees API. Based on prices of $12.50 per Bbl and $1.41 per Mcf and applicable regulatory parameters, the Company's 6.97% working interest in the Gato Canyon Unit has a pretax discounted (10%) present value of approximately $8,203,000. (See "--Oil and Gas Reserves".)

          Lion Rock Unit. The Company holds a 1% net profits interest in 28,800 acres of the Lion Rock Unit. Lion Rock is operated by Aera Energy, LLC, a subsidiary of Shell Oil Company. An aggregate of seven wells have been drilled on this unit of which four have been completed and tested which indicate producible oil and gas reserves in the Monterey Formation. Additionally, the unit is immediately contiguous with the San Miguel Field which is in the same reservoir as defined by drilling and testing of six wells, seismic data and geological analysis to date. Based on a report prepared by Garb, on July 1, 1997 the Lion Rock Unit contains proved undeveloped recoverable reserves of 527.1 million Bbls of oil and 474.4 Bcf of natural gas, equivalent to approximately 2,398,000 barrels of oil and 2.2 Bcf of natural gas net to the Company's interest. The oil has an average estimated gravity of 10.7 degrees API. Based on prices of $12.50 per Bbl and $1.41 per Mcf and applicable regulatory parameters, the Company's aggregate interest in the Lion Rock Unit has a pre-tax present value (discounted at 10%) of approximately $3,702,000 as of July 1, 1997. (See "--Oil and Gas Reserves".)

          Sword Unit. The Company holds a .87% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco,
Inc.   In aggregate, three wells have been drilled on this unit
of which two wells have been completed and tested to date with calculated flow rates of from 4,000 to 5,000 Bbls per day, which indicate producible oil and gas reserves in the Monterey Formation. Based on a July 1, 1997 report prepared by Garb, the Sword Unit contains proved undeveloped recoverable reserves of
193.9 million Bbls of oil and 232.7 Bcf of natural gas representing reserves of approximately 1.41 million Bbls of oil (having an estimated average gravity of 10.6 API) and 1.69 Bcf of natural gas to the Company's interest. Based on prices of $12.50 per Bbl and $1.41 per Mcf and applicable regulatory parameters, the Company's interest in the Sword Unit has a pre-tax present value (discounted at 10%) of approximately $1,388,000. (See "--Oil and Gas Reserves".)

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

          (c)  Production

          The Company is not obligated to provide a fixed and determined quantity of oil and gas in the future under existing contracts or agreements. During the last three fiscal years the Company has not had, nor does it now have, any long-term supply or similar agreements with governments or authorities pursuant to which the Company acted as producer. The following table sets forth the Company's net production of oil and gas, average sales prices and average production costs during the periods indicated.

          The average oil and gas price per unit and average production costs per unit for the Company are set forth below:

                         Year Ended       Year Ended      Year Ended
                        June 30, 1997    June 30, 1996     June 30, 1995

Average sales price:

Oil (per barrel)            $21.19             20.85           15.27
Natural Gas (per Mcf)        $2.28              1.73            1.55

Production costs (per
Mcf equivalent)               $.50               .65             .57

          The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's
Discussion and Analysis of Financial Condition and Results of
Operations.")

          (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 1997, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

              Oil (3)           Gas (3)         Developed Acres
       Gross(1)   Net(1)    Gross(1)  Net(1)     Gross(1)  Net(2)

Oklahoma    0       0         42       2.52       6,720     444

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

          (e)  Undeveloped Acreage.

          At June 30, 1997, the Company held undeveloped acreage by state as set forth below:

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

     (2)  Consists of Federal leases offshore near Santa Barbara,
California.

          (f)  Drilling Activities

               During the years ended June 30, 1997 and 1996, the Company participated in the recompletion of one well each year, but did not participate in the drilling of any new wells.

ITEM 3.   LEGAL PROCEEDINGS

          There is no litigation pending or threatened by or against the Registrant or any of its properties as of June 30, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

          (a)  Market or Markets:

          The Company currently has, and has had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in the Company's stock unless and until the Company is listed on NASDAQ or another exchange. There is no assurance that the Company will be able to meet the requirements for such listing in the foreseeable future.
Further, the Company's capital stock may not be able to be traded in certain states until and unless the Company is able to
qualify, exempt or register its stock.   Quotations during 1996
and 1997 have not been available.

          (b)  Approximate Number of Holders of Common Stock:

          The number of holders of record of the Company's securities at June 30, 1997 was approximately 1,000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.

     Liquidity and Capital Resources.

               At June 30, 1997, the Company had a working capital deficit of $953,060 compared to a working capital deficit of $1,161,713 at June 30, 1996. The Company's working capital deficit is primarily a result of amounts payable to Delta and royalties payable. The Company's account payable to affiliate has decreased from June 30, 1996 as the Company's available cash flow during the period exceeded the Company's proportionate share of rent, secretarial and administrative, accounting and management services paid by Delta.

               The Company's current liabilities include
royalties payable of $419,808 at June 30, 1997 which represent the Company's estimate of royalties payable on production
attributable to it's interest in certain wells in Oklahoma.   The
Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 1997 and 1996.

               The Company believes that it is unlikely that all claims that might be made for payment of royalties payable would be made at one time. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

               The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to seek additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

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

     Results of Operations

               Net Earnings (Loss).   The Company's net income
for the year ended June 30, 1997 was $64,260 compared to a net loss for the year ended June 30, 1996 of $149,538.

               Revenue.    Total revenue for the year ended June
30, 1997 was $1,113,274 compared to $841,702 for the year ended June 30, 1996. Oil and gas sales for the year ended June 30, 1997 was $936,929 compared to $555,268 for the year ended June 30, 1996. The increase in oil and gas sales for the year ended June 30, 1997 compared to the year ended June 30, 1996 resulted from an increase in oil and gas prices during fiscal 1997 and an increase in the volumes of natural gas produced.

               Production volumes and average prices received for the years ended June 30, 1997 and 1996 are as follows:

                        Year Ended                Year Ended
                     June 30, 1997                June 30, 1996

Production:
     Oil (barrels)         1,025                          961
     Gas (Mcf)           400,725                      309,709
Average Price:
     Oil (per barrel)     $21.19                        20.85
     Gas (per Mcf)        $ 2.28                         1.73

               Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1997 was $203,731 compared to $205,971 for the year ended June 30, 1996. On a MCF equivalent basis production expenses and taxes were $.50 per Mcf equivalent during the year ended June 30, 1997 compared to $.65 for the year ended June 30, 1996.

               Depletion Expense. Depletion expense for the year ended June 30, 1997 was $120,071 compared to $117,867 for the
year ended June 30, 1996.   On a MCF equivalent basis the
depletion rate was $.30 per Mcf equivalent during year ended June 30, 1997 compared to $.37 per Mcf equivalent for the year ended June 30, 1996. The slight increase in depletion expense for the year ended June 30, 1997 can be attributed to the increase in production during the year.

               Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals.
The Company incurred exploration costs of $3,330 and $3,032 for the years ended June 30, 1997 and 1996, respectively.

               Abandonment and Impairment of Oil and Gas
Properties. The Company recorded an expense for abandoned and impaired properties for the year ended June 30, 1997 of $42,000 in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

               General and Administrative Expenses. General and administrative expense for the year ended June 30, 1997 was $679,882 compared to $664,370 for the year ended June 30, 1996.

     Recent Accounting Standards

          Statement of Financial Accounting Standards 123. "Accounting for Stock Based Compensation" (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995.
SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Through the year ended June 30, 1997, the Company has not granted options or issued equity instruments to any individual as compensation or for goods and services.

Statement of Financial Accounting Standards 128, "Earnings Per Share" (SFAS 128), was issued by the Financial Accounting Standards
Board in February, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. This statement simplifies the computation of earnings per share and is required to be adopted by the Company in the year ending June 30, 1998. The Company has not yet evaluated the effects of adopting this statement.

ITEM 7.   FINANCIAL STATEMENTS

          Financial Statements are included beginning on Page
F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                 PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)  Executive Officers and Directors:

               Information with respect to the executive officers and directors of the Company is set forth below:


Aleron H. Larson, Jr.    52   Chairman of the Board,        May 1987
                              Chief Executive Officer     to Present
                              Secretary, Treasurer,
                              and a Director

Roger A. Parker          35    President and                May 1987
                                a Director                to Present

Terry D. Enright         48    Director                November 1987
                                                          to Present

Jerrie F. Eckelberger    53    Director               September 1996
                                                          to Present

              All of the directors of the Registrant hold office until the next annual meeting of the Registrant's stockholders and until their successors have been elected and have qualified. There is no family relationship between or among any executive officer and director of the Registrant.

              Aleron H. Larson, Jr., age 52, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 17.75% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Delta Petroleum Corporation, a public oil and gas company which is the parent and majority owner of Amber. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas
Company which is now inactive.   Mr. Larson practiced law in
Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

              Roger A. Parker, age 35, served as the President,
a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Delta Petroleum Corporation, which is the parent and majority owner of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President and a Director of Apex
Operating Company, Inc. since its inception in 1987.   He was at
various times, from 1982 to 1989, a Director, Executive Vice
President, President and Shareholder of Ampet, Inc.   He received
a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

              Terry D. Enright, age 48, has been in the oil and gas business since 1980. He serves as a Director of both the Company and Delta. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general
oil and gas consulting work.   Mr. Enright received a B.S. in
Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

              Jerrie F. Eckelberger, age 53, is an investor, real estate developer and attorney who has practiced law in the State of Colorado for 26 years. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado. After spending two years in the litigation department of a Denver law firm, he founded Eckelberger & Associates of which he is still the principal member. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law firm with offices in Englewood, Colorado. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. He is presently the President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate. Additionally, Mr. Eckelberger is the General Partner of 2003 Limited, a Colorado limited partnership specializing in real estate development.

              There is no family relationship among any of the Directors.

              Messrs. Enright and Eckelberger serve as the Audit, Compensation and Incentive Plan Committee.

ITEM 10.      EXECUTIVE COMPENSATION.

                  No officer or director received compensation directly from the Company during the years ended June 30, 1997, 1996 and 1995. Messers. Larson and Parker, Chairman and President, respectively, are compensated by Delta which is paid under a management agreement with the Company. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

                  (a)&(b)   Security Holdings of Management and
Persons Controlling More than 5% of Shares of Common Stock
Outstanding on a Fully-Diluted Basis.


Name and Address of          Amount & Nature of       Percent
Beneficial Owners            Beneficial Ownership     of Class

Delta Petroleum Corporation  4,277,977 (1)            91.68% (1)
555 17th Street, Suite 3310
Denver, Colorado 80202

Roger A. Parker              4,277,977 (1)            91.68% (1)
(3) (6) (7) (8) (11)
555 17th St., Ste. 3310
Denver, CO  80202

Aleron H. Larson, Jr.        4,277,977 (1)            91.68% (1)
(2) (6) (7) (11)
555 17th St., Ste. 3310
Denver, CO  80202

Terry D. Enright             4,277,977 (1)            91.68% (1)
P.O. Box 227
Hygiene, Colorado 80533

Jerrie F. Eckelberger        4,277,977(1)             91.68% (1)
5575 DTC Parkway, #118
Englewood, CO 80111

Management as a Group
(4 people)                   4,277,977(1)              91.68% (1)

(1) All shares are owned by Delta; Messrs. Larson and Parker are officers, directors and controlling shareholders of Delta.
     Messrs. Enright and Eckelberger are also directors of Delta.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers and employees. The amounts paid by the Company to Delta were $736,145 for the year ended June 30, 1997, $184,053 for the year ended June 30, 1996. The Company had a payable to Delta of $635,139 at June 30, 1997, and $710,229 at June 30, 1996.

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

     (Registrant)                  AMBER RESOURCES COMPANY

     By (Signature and Title)     s/Aleron H. Larson, Jr.
                                  Aleron H. Larson, Jr.,
                                  Secretary, Chairman of the
                                  Board, Treasurer and Principal
                                  Financial Officer


                                 s/Kevin K. Nanke
                                 Kevin K. Nanke, Controller and
                                 Principal Accounting Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     By (Signature and Title)      s/Aleron H. Larson, Jr.
                                  Aleron H. Larson, Jr., Director

     Date                            10/9/97

     By (Signature and Title)       s/Roger A. Parker
                                   Roger A. Parker, Director

     Date                            10/9/97

     By (Signature and Title)     s/Terry D. Enright
                                 Terry D. Enright, Director

     Date                            10/9/97

     By (Signature and Title)  s/Jerrie F. Eckelberger
                              Jerrie F. Eckelberger, Director

     Date                            10/9/97


                             INDEX TO EXHIBITS

(2)  Plan of Acquisitions, Reorganization, Arrangement,
     Liquidation, or Succession.   Not applicable.

(3) Articles of Incorporation and By-Laws' The Articles of Incorporation (Certificate of Incorporation) and By-Laws of the Registrant filed as Exhibits 4 and 5 to Registrant's Form S-1 Registration Statement filed August 28, 1978 with the Securities and Exchange Commission are incorporated herein by reference. The Restated Articles of Incorporation (Restated Certificate of Incorporation) dated January 26, 1988 and Amendment to Restated Certificate of Incorporation dated September 18, 1989 are attached hereto as Exhibits 3.1 and 3.2, respectively.

(4)  Instruments Defining the Rights of Security Holders.

     4.1 Certificate of Designation of the Relative Rights of the Class A Preferred Stock of Amber Resources Company dated July 25, 1989.

(9)  Voting Trust Agreement.  Not applicable.

(10) Material Contracts.

     10.1 Agreement dated March 31, 1993 between Delta Petroleum
          Corporation and Amber Resources Company.

     10.2 Amber Resources Company 1996 Incentive Plan. Incorporated by reference to Exhibit 99.1 of the Company's December 4, 1996 Form 8-K.

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

(19) Previously Unfiled Documents.  Not applicable.

(21) Subsidiaries of the Registrant. Not applicable.

(22) Published Report Regarding Matters Submitted to Vote of
     Security Holders. Not applicable.

(23) Consent of Experts and Counsel. Not applicable.

(24) Power of Attorney.  Not applicable.

(27) Financial Data Schedule. Filed herewith electronically.

(99) Additional Exhibits. Not applicable.



                        Independent Auditor's Report


The Board of Directors and Stockholders
Amber Resources Company


We have audited the accompanying balance sheets of Amber Resources Company (a subsidiary of Delta Petroleum Corporation) as of June 30, 1997 and 1996 and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                          s/KPMG Peat Marwick LLP
                                          KPMG Peat Marwick LLP


Denver, Colorado
September 16, 1997


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEET
June 30, 1997 and 1996


                                                 1997              1996

    ASSETS

    Current Assets:
      Cash                                      $6,440            36,137
      Accounts receivable                      111,728           114,560
      Other current assets                      -                  2,000

        Total current assets                   118,168           152,697

    Oil and gas properties, successful
      efforts method
      of accounting (Note 1 and 5):
        Undeveloped offshore California
                  properties                 5,006,276         5,006,276
        Developed onshore properties         1,405,645         1,429,967
                                             6,411,921         6,436,243

      Less accumulated depreciation
                  and depletion               (846,755)         (726,684)

        Net oil and gas properties           5,565,166         5,709,559

                                            $5,683,334         5,862,256

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current  Liabilities:
      Accounts payable:
        Trade                                  $16,281             8,225
        Affiliate (Note 4)                     635,139           710,229
      Royalties payable                        419,808           595,956

        Total current liabilities            1,071,228         1,314,410

    Stockholders' Equity
      Preferred stock, $1 par value.
        Authorized 5,000,000
        shares of Class A convertible
        preferred stock, none
        issued (Note 2)                           -                 -
      Common stock, $.0625 par
        value; authorized
        25,000,000 shares,
        4,666,185 shares issued
        and outstanding                         291,637           291,637
      Additional paid-in capital              5,755,232         5,755,232
      Accumulated deficit                    (1,434,763)       (1,499,023)

        Total stockholders' equity            4,612,106         4,547,846

                                             $5,683,334         5,862,256

AMBER RESOURCES COMPANY
(a subsidiary of Delta Petroleum Corporation)
STATEMENT OF OPERATIONS
Years ended June 30, 1997 and 1996

                                                     1997             1996
 Revenue:

 Oil and gas sales                                $936,929          555,268
 Other income                                      176,345          286,434

         Total revenue                           1,113,274          841,702

    Expenses:

      Lease operating expenses                     203,731          205,971
      Depletion                                    120,071          117,867
      Exploration expenses                           3,330            3,032
      Abandoned and impaired properties             42,000               -
      General and administrative (Note 4)          679,882          664,370

         Total expenses                          1,049,014          991,240

      Net income (loss)                             64,260         (149,538)

    Accumulated deficit at begining of year     (1,499,023)      (1,349,485)

    Accumulated deficit at end of year         ($1,434,763)      (1,499,023)


      Net income (loss) per share                    $0.01            (0.03)

    Weighted average number of common
      shares outstanding                          4,666,185        4,666,185



    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)
    STATEMENTS OF CASH FLOWS
    Years Ended June 30, 1997 and 1996


                                                            1997               1996

Cash flows from operating activities:
 Net loss                                                   $64,260           (149,538)
 Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
  Write-off of royalties payable                            (176,148)          (286,244)
   Depletion                                                  120,071            117,867
   Abandoned and impaired properties                           42,000            -
 Net changes in current assets and
     and current liabilities:
   Decrease (increase) in accounts receivable                   2,832            (10,513)
   Decrease (increase) in other current assets                  2,000             (2,000)
   Increase (decrease) in accounts payable                      8,056            (70,262)
   Increase in royalties payable                                   -              23,512

Net cash provided by (used in) operating activities             63,071           (377,178)

Cash flows from investing activities:
   Additions to property and equipment                        (17,678)           (44,294)

Net cash used in investing activities                         (17,678)           (44,294)

Cash flows from financing activities:
   Decrease (increase) in accounts payable to affiliate       (75,090)           453,858

Net cash (used in) provided by financing activities           (75,090)           453,858

Net (decrease) increase in cash                               (29,697)            32,386

Cash at beginning of year                                       36,137              3,751

Cash at end of year                                             $6,440             36,137

    See accompanying notes to financial statements.


AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 1997 and 1996


(1)  Summary of Significant Accounting Policies

     Organization and Basis of Presentation

     Amber Resources Company ("the Company") was incorporated in
January, 1978, and is principally engaged in acquiring, exploring, developing, and producing oil and gas properties. The
Company owns interests in undeveloped oil and gas properties in federal units offshore California, near Santa Barbara, and developed oil and gas properties in the continental United
States.

     Going Concern Basis of Presentation

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Certain factors, described below, raise substantial doubt about the ability of the Company to continue as a going concern.

     At June 30, 1997, the Company has a working capital deficiency of $953,060. Current liabilities include royalties payable of $419,808 at June 30, 1997 which represent the Company's estimate of royalties payable on production attributable to it's interest in certain wells in Oklahoma.

     The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statute of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 1997 and 1996.

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

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) was issued in March 1995. This statement requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

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

     The Company's proved properties were assessed for impairment on an individual field basis and the Company recorded an impairment provision of $42,000 attributable to certain producing properties for the year ended June 30, 1997.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 1997, the Company had produced approximately 192,000 Mcf more than its entitled share of production. The undiscounted value of this imbalance is approximately $420,000 using the lower of the price received for the natural gas, the current market price or the contract price as applicable.

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

     Royalties payable also include estimated royalties payable on other properties held in suspense. A significant portion of the estimated royalties have not been paid pending a determination of what amounts may have previously been paid by the operator of the properties on behalf of the Company.

     The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amount have been written off and recorded as other income in 1997 and 1996.

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards 109 (SFAS 109), Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

     Income (Loss) Per Common Share

     Income (loss) per share is computed by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the year.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period actual. Actual results could differ from these estimates.

(2)  Preferred Stock

     The Board of Directors is authorized to issue 5,000,000 shares of 9% Class A convertible preferred stock having a par value of $1 per share. At the option of the Company, this preferred stock is convertible at a rate of .625 shares of common stock for each share of Class A convertible preferred stock.

(3)  Income Taxes

     At June 30, 1997 and 1996, the Company s significant deferred tax assets and liabilities are summarized as follows:

                                            1997         1996
      Deferred tax assets:
         Net operating loss
           carryforwards               $2,043,000     2,090,000
         Oil and gas properties,
           principally due to
           differences in basis and
           depreciation and depletion       9,000         4,000
         Gross deferred tax assets      2,052,000     2,094,000

         Less valuation allowance      (2,052,000)   (2,094,000)

         Net deferred tax asset     $       -             -

         No income tax expense was recorded for the year ended June 30, 1997 since the deferred income taxes that would have otherwise been provided were offset by a decrease in the valuation allowance for the net deferred tax assets.

        No income tax benefit has been recorded for the year ended June 30, 1996 since the benefit of the net operating loss carryforward and other net tax assets arising in that period has been offset by an increase in the valuation allowance for such net deferred tax assets.

         At June 30, 1997, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $5,000,000 and $5,000,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 1998 through 2012.

(4)      Related Party Transactions

         Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees. Amounts paid by the Company to Delta were $736,145 for the year ended June 30, 1997 and $184,053 for the year ended June 30, 1996. The Company had a payable to Delta of $635,139 at June 30, 1997 and $710,229 at June 30, 1996.

(5)      Disclosures About Capitalized Costs, Costs Incurred and
Major Customers

         Capitalized costs related to oil and gas producing activities are as follows:

                                     June 30,          June 30,
                                      1997              1996

Undeveloped offshore
    California properties          $ 5,006,276         5,006,276
Developed onshore
    domestic properties              1,405,645         1,429,967
                                     6,411,921         6,436,243
Accumulated depreciation
    and depletion                     (846,755)         (726,684)

                                   $ 5,565,166         5,709,559

    Costs incurred in oil and gas producing activities for the years ended June 30, 1997 and 1996 are as follows:

                                        1997             1996

Exploration costs                    $  3,330           3,032

Development costs                      17,678          44,294

    Sales of major customers accounted for approximately 62%, 22% and 11% of 1997 oil and gas sales. Sales to major customers accounted for approximately 51%, 26% and 15% of 1996 oil and gas sales.

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


A summary of changes in estimated quantities of proved reserves for the year ended June 30, 1997 and 1996 are as follows:


                                                Onshore                      Offshore
                                          GAS         OIL           GAS             OIL
                                         (MCF)       (BBLS)        (MCF)          (BBLS)

Balance at July 1, 1995                1,912,996      5,143      12,965,321       10,582,158

 Revisions of quantity estimates         244,595      1,108        (437,396)       (425,072)
 Production                             (308,713)      (961)         -               -
 Balance at June 30, 1996              1,848,878      5,290      12,527,925      10,157,086

 Revisions of quantity estimates         423,641      1,551       1,229,841         727,676
 Production                             (400,725)    (1,025)          -               -
Balance at June 30, 1997               1,871,794      5,816      13,757,766      10,884,762

Proved developed reserves:
   June 30, 1995                       1,912,996      5,143          -               -
   June 30, 1996                       1,848,878      5,290          -               -
   June 30, 1997                       1,871,794      5,816          -               -

The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 1997 and 1996 are as follows:



                                                                    Offshore
                                                    Onshore        California        Total

June 30, 1996:

 Future cash inflows                               $3,269,173      122,000,784     125,269,957
 Future costs:
   Production                                       1,419,597       24,198,311      25,617,908
   Development                                         -            24,358,749      24,358,749
   Income taxes                                        -            22,466,026      22,466,026

 Future net cash flows                              1,849,576       50,977,698      52,827,274

  10% discount factor                                 540,036       39,522,746      40,062,782

Standardized measure of discounted future
        net cash flows                             $1,309,540       11,454,952      12,764,492

June 30, 1997

Future cash inflows                                 $4,149,260     141,472,084     145,621,344
  Future costs:
  Production                                         1,559,326      39,050,005      40,609,331
  Development                                          -            27,732,752      27,732,752
  Income taxes                                         -            25,199,636      25,199,636

Future net cash flows                                2,589,934      49,489,691      52,079,625

 10% discount factor                                   799,581      41,187,165      41,986,746

Standardized measure of discounted future
     net cash flows                                 $1,790,353       8,302,526      10,092,879

The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 1997 and 1996 are as follows:


                                                     1997             1996

Beginning of year                              $12,764,492         8,189,628

Sales of oil and gas produced during the
    period, net of production costs               (733,198)         (349,297)
Net change in prices and production costs           63,007           334,973
Changes in estimated future development costs     (938,661)         (340,766)
Revisions of previous quantity estimates,
    estimated timing of development and other   (1,940,936)         5,154,944
Net change in income taxes                        (398,274)        (1,043,951)
Accretion of discount                            1,276,449            818,961

End of year                                    $10,092,879         12,764,492



The standardized measure of discounted future net cash flows to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standards 69. Future cash inflows were computed by applying current prices at year-end to estimated future production.
Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.