Form 10QSB
period 1997-09-30
AMBER RESOURCES CO
filed 1997-11-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 12, 1997.

                                                  Form 10-QSB
                                                  1st Qt.
                                                  FY 1998

                                   INDEX



PART I    FINANCIAL INFORMATION

                                                       PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               September 30, 1997 and
               June 30, 1997 (unaudited)...........         1

          Statements of Operations and
               Accumulated Deficit for
               the Three Months Ended
               September 30, 1997 and
               1996 (unaudited).....................        2

          Statements of Cash Flows:
               For the Three Months Ended
               September 30, 1997 and 1996
               (unaudited).........................         3

          Notes to Financial Statements (unaudited).        4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS........................        5

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.........................        8

Item 2.   Changes in Securities.....................        8

Item 3.   Defaults upon Senior Securities...........        8

Item 4.   Submission of Matters to a Vote of
          Security Holders..........................        8

Item 5.   Other Information.........................        8

Item 6.   Exhibits and Reports on Form 8-K..........        8


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Balance Sheets
    (Unaudited)


     ITEM 1.   FINANCIAL STATEMENTS


                                                 September 30,     June 30,
                                                     1997            1997

Assets

Current assets:
 Cash                                               $8,219           6,440
 Accounts receiveable                              225,066         111,728

   Total current assets                            233,285         118,168


Oil and gas properties, successful efforts
 method of accounting):
  Undeveloped offshore California properties     5,006,276       5,006,276
  Developed onshore domestic properties          1,352,273       1,405,645
                                                 6,358,549       6,411,921

Accumulated depletion                             (853,090)       (846,755)

 Net oil and gas properties                      5,505,459       5,565,166

                                                 5,738,744       5,683,334

Liabilities and Stockholders' Equity

Current  Liabilities:
  Accounts payable:
   Trade                                            43,646          16,281
   Affiliate                                       624,236         635,139
   Royalties payable                               368,178         419,808

    Total current liabilities                    1,036,060       1,071,228


Stockholders' equity
 Preferred stock, $1.00 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued           -               -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, 4,666,185
  shares issued and outstanding                   291,637         291,637

 Additional paid-in capital                     5,755,232       5,755,232
 Accumulated deficit                           (1,344,185)     (1,434,763)

   Total stockholders' equity                   4,702,684       4,612,106

                                                5,738,744       5,683,334


Statements of Operations and Accumulated Deficit
(Unaudited)

                                                      Three Months Ended
                                                      September 30,
                                                     1997            1996

Revenue:


 Oil and gas sales                                  $183,977         174,425
 Gain on sale of oil and gas properties               87,225          -
 Other income                                         51,663          36,512

   Total revenue                                     322,865         210,937


Expenses:

 Lease operating expenses                             53,043          42,167
 Depletion                                            29,993          41,796
 Exploration expense                                  -                3,224
 General and administrative                          149,251         238,998

   Total expenses                                    232,287         326,185

   Net income (loss)                                  90,578        (115,248)

Accumulated deficit at beginning of period        (1,434,763)     (1,499,023)

Accumulated deficit at end of period             ($1,344,185)     (1,614,271)

Net income (loss) per common share                     $0.02           (0.02)

Weighted average number of common
      shares outstanding                           4,666,185       4,666,185


Statements of Cash Flows
(Unaudited)

                                                       Three Months Ended
                                                           September 30,
                                                       1997            1996


Net cash provided by (used in) operating activities    $(104,257)    (78,235)

    Cash flows from investing activities:
      Additions to oil and gas properties                  -         (11,248)
      Proceeds from the sale of oil and gas
         properties                                      116,939          -

    Net cash provided by (used in) investing activities  116,939     (11,248)

    Cash flows from financing activities:
      (Decrease) increase in accounts payable -
        affiliate                                        (10,903)     66,347

        Net cash (used in) provided by financing
          activities                                     (10,903)     66,347

        Net increase (decrease)  in cash                   1,779     (23,136)

        Cash at beginning of the period                    6,440      36,137

        Cash at end of the period                         $8,219      13,001

    See accompanying notes to unaudited financial statements.


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 1997 and 1996
(Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company's (the Company) audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended June 30, 1997, previously filed with the Securities and Exchange Commission.


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

     At September 30, 1997, the Company had a working capital deficit of $802,775 compared to a working capital deficit of $953,060 at June 30, 1997. The Company's current liabilities include royalties payable of $368,178 at September 30, 1997 which represent the Company's estimate of royalties payable on production attributable to it's interest in certain wells in Oklahoma. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information adequate to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     Results of Operations

     Net Earnings (Loss). The Company's net income for the three months ended September 30, 1997 was $90,578 compared to a net loss of $115,248 for the three months ended September 30, 1996.

     Revenue. Total revenue for the three months ended September 30, 1997 were $322,865 compared to $210,937 for the three months ended September 30, 1996. Total revenue for the three months ended September 30, 1997 included a gain on sale of oil and gas properties of $87,225. Oil and gas sales for the three months ended September 30, 1997 were $183,977 compared to $174,425 for the three months ended September 30, 1996. The Company's oil and gas sales were impacted by the slight increase in oil and gas prices and the increase in gas production.

     Production volumes and average prices received for the three months ended September 30, 1997 and 1996 are as follows:

                            Three Months Ended
                               September 30,
                            1997           1996

Production:
     Oil (barrels)              46            219
     Gas (Mcf)              89,038         83,732

Average Price:
     Oil (per barrel)       $19.63         $21.01
     Gas (per Mcf)           $2.06          $2.03

          Lease Operating Expenses. Lease operating expenses for the three month period ended September 30, 1997 was $53,043 compared to $42,167 for the three months ended September 30, 1996. On an Mcf equivalent basis, production expenses and taxes were $.59 per Mcf equivalent during the three month period ended September 30, 1997 compared to $.50 per Mcf equivalent for the same period in 1996.

     Depletion Expense. Depletion expense for the three months ended September 30, 1997 was $29,993 compared to $41,796 for the three months ended September 30, 1996. On an Mcf equivalent basis, depreciation and depletion expense were $.33 per Mcf equivalent during the three month period ended September 30, 1997 compared to $.49 per Mcf equivalent for the same period in 1996.

     General and Administrative Expenses.  General and
administrative expense for the three months ended September 30,
1997 was $149,251 compared to $238,998 for the three months ended
September 30, 1996.   General and Administrative expenses decreased
from the prior year as a result of a decrease in salaries.

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

Date: November 13, 1997


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