Form 10QSB
period 1997-12-31
AMBER RESOURCES CO
filed 1998-02-13
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of February 10, 1998.

                                                  Form 10-QSB
                                                  2nd Qtr.
                                                  FY 1998


                                   INDEX



PART I    FINANCIAL INFORMATION

                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               December 31, 1997 and
               June 30, 1997 (unaudited)...........         1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Six Months Ended
               December 31, 1997 and 1996
               (unaudited).........................         2

          Statements of Cash Flows:
               For the Six Months
               Ended December 31, 1997 and 1996
               (unaudited).........................         4


          Notes to Financial Statements............         5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS.......................         6


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings........................         10

Item 2.   Changes in Securities....................         10

Item 3.   Defaults upon Senior Securities..........         10

Item 4.   Submission of Matters to a Vote of
          Security Holders.........................         10

Item 5.   Other Information........................         10

Item 6.   Exhibits and Reports on Form 8-K.........         10



                                     i


PART I - FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (UNAUDITED)


ITEM 1.   FINANCIAL STATEMENTS


                                                  December 31,      June 30,
                                                      1997            1997

Assets

Current assets:
 Cash                                              $29,948           6,440
 Accounts receivable                                77,386         111,728

   Total current assets                            107,334         118,168


Oil and gas properties, successful efforts
 method of accounting:
 Undeveloped offshore California properties      5,006,276       5,006,276
 Developed onshore domestic properties           1,263,073       1,405,645
                                                 6,269,349       6,411,921

 Accumulated depletion                            (808,068)       (846,755)

 Net oil and gas properties                      5,461,281       5,565,166

                                                 5,568,615       5,683,334

Liabilities and Stockholders' Equity

Current  Liabilities:
 Accounts payable:
   Trade                                             3,337          16,281
   Affiliate                                       239,976         635,139
   Royalties payable                               318,687         419,808

        Total current liabilities                  562,000       1,071,228


Stockholders' equity
 Preferred stock, $1.00 par value;
   authorized 5,000,000 shares of Class A
   convertible preferred stock, none issued           -               -
 Common stock, $.0625 par value;
   authorized 25,000,000 shares, 4,666,185
   shares issued and outstanding                   291,637         291,637
 Additional paid-in capital                      5,755,232       5,755,232
 Accumulated deficit                            (1,040,254)     (1,434,763)

   Total stockholders' equity                    5,006,615       4,612,106

                                                 5,568,615       5,683,334


Statements of Operations and Accumulated Deficit
 (Unaudited)
                                                         Three Months Ended
                                                            December 31,
                                                        1997            1996

Revenue:


 Oil and gas sales                                  $250,594         229,328
 Gain on sale of oil and gas properties              196,768          -
 Other income                                         51,697          36,466

   Total revenue                                     499,059         265,794

Expenses:

 Lease operating expenses                             38,330          44,491
 Depletion                                            20,079          41,196
 Exploration expenses                                 -                1,078
 General and administrative                          136,719         111,073

   Total expenses                                    195,128         197,838

 Net income                                          303,931          67,956

Accumulated deficit at beginning of period        (1,344,185)     (1,614,271)

Accumulated deficit at end of period             ($1,040,254)     (1,546,315)

Basic earnings per share                               $0.07            0.01

Weighted average number of common
       shares outstanding                          4,666,185       4,666,185


Statements of Operations and Accumulated Deficit
(Unaudited)

                                                      Six Months Ended
                                                         December 31,
                                                     1997            1996

Revenue:


Oil and gas sales                                  $434,571         403,753
Gain on sale of oil and gas properties              283,993          -
Other income                                        103,360          72,978

  Total revenue                                     821,924         476,731


Expenses:

Lease operating expenses                             91,373          86,658
Depletion                                            50,072          82,992
Exploration expenses                                 -                4,302
General and administrative                          285,970         350,071

  Total expenses                                    427,415         524,023

Net income (loss)                                   394,509         (47,292)

Accumulated deficit at beginning of period       (1,434,763)     (1,499,023)

Accumulated deficit at end of period            ($1,040,254)     (1,546,315)

Basic earnings per share                              $0.08           (0.01)

Weighted average number of common
       shares outstanding                         4,666,185       4,666,185


Statements of Cashflows
(Unaudited)
                                                            Six Months Ended
                                                               December 31,
                                                        1997            1996


Net cash provided by (used) in operating activities  $80,865         (82,049)

Cash flows from investing activities:
 Additions to oil and gas properties                    (257)        (16,982)
 Proceeds from the sale of oil and gas properties    338,063          -

Net cash provided by (used in)
     investing activities                            337,806         (16,982)

Cash flows from financing activities:
    (Decrease) increase in accounts
    payable to affiliate                            (395,163)         72,612

Net cash (used in) provided by financing
    activities                                      (395,163)         72,612

  Net decrease in cash                                23,508         (26,419)

  Cash at beginning of the period                      6,440          36,137

  Cash at end of the period                          $29,948           9,718

    See accompanying notes to unaudited financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Six Months Ended December 31, 1997 and 1996
(Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company's (the Company) audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB for the year ended June 30,1997, previously filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.

     In February 1997, the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards No. 128,
Earnings per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changes the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common
stockholders by all dilative potential common shares outstanding during the period.  The Company adopted the provisions of Statement
No. 128 as of December 31, 1997.   The application of Statement
No. 128 did not have an effect on the presentation of basic earnings per common share for any prior periods.

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

               At December 31, 1997, the Company had a working capital deficit of $454,666 compared to a working capital deficit of $953,060 at June 30, 1997. The Company's current liabilities included royalties payable of $318,687 at December 31, 1997 which represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

     Results of Operations

          Net Earnings (Loss).   The Company reported net
income of $303,931 and $394,509 for the three and six months ended December 31, 1997 compared to net income of $67,956 and a net loss of $47,292 for the same periods in 1996.

          Revenue.   Total revenues for the three and six
months ended December 31, 1997 were $499,059 and $821,924 compared to $265,794 and $476,731 for the same periods in 1996. Oil and gas sales for the three and six months ended December 31, 1997 were $250,594 and $434,571 compared to $229,328 and $403,753 for the same periods in 1996. The Company's oil and gas sales were impacted by the increase in oil and gas prices and the sale of certain oil and gas properties.

           Production volumes and average prices received for the three and six months ended December 31, 1997 and 1996 are as follows:

                         Three Months Ended      Six Months Ended
                             December 31,           December 31,
                           1997        1996       1997        1996

Production:
  Oil (Bbls)                   263      222         309         441
  Gas (Mcfs)                81,215   89,970     171,185     173,702

Average Price:
  Oil (per Bbls)            $19.11   $20.98      $19.18      $21.00
  Gas (per Mcf)             $ 3.02    $2.50       $2.50       $2.27


          Lease Operating Expenses. Lease operating expenses were $38,330 and $91,373 for the three and six months ended December 31, 1997 compared to $44,829 and $86,658 for the same periods in 1996. On a MCF equivalent basis, lease operating expenses were $.46 and $.53 respectively, per Mcf equivalent during the three and six month periods ended December 31, 1997 compared to $.49 and $.49, respectively, per Mcf equivalent for the same periods in 1996.

          Depreciation and Depletion Expense. Depletion expense for the three and six months ended December 31, 1997 were $20,079 and $50,072 compared to $41,196 and $82,992 for the same periods in 1996. On a MCF equivalent basis, depletion expense was $.24 and $.29, respectively, per Mcf equivalent during the three and six month periods ended December 31, 1997 compared to $.49 and $.47, respectively, per Mcf equivalent for the same periods in 1996.

          General and Administrative Expenses.   General and
administrative expenses for the three and six months ended December 31, 1997 were $136,719 and $285,970 compared to $111,073 and
$350,071 for the same periods as in 1996.

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

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibits:
               Exhibit 27. Financial Data Schedule.

          Form 8-K:
               None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMBER RESOURCES COMPANY
                                (Registrant)



Date: February 12, 1998         s/Aleron H. Larson, Jr.
                                Aleron H. Larson, Jr.
                                Chairman\CEO


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