Form 10QSB
period 1998-03-31
AMBER RESOURCES CO
filed 1998-05-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1998 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 10, 1998.


                                                  Form 10-QSB
                                                  3rd Qtr.
                                                  FY 1998


                                   INDEX



PART I    FINANCIAL INFORMATION

                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               March 31, 1998 and
               June 30, 1997......................          1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Nine Months Ended
               March 31, 1998 and 1997..........            2

          Statements of Cash Flows:
               For the Nine Months
               Ended March 31, 1998 and 1997....            4

          Notes to Financial Statements.........            5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings......................           10

Item 2.   Changes in Securities..................           10

Item 3.   Defaults upon Senior Securities........           10

Item 4.   Submission of Matters to a Vote of
          Security Holders.......................           10

Item 5.   Other Information......................           10

Item 6.   Exhibits and Reports on Form 8-K.......           10

PART I - FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS (UNAUDITED)


ITEM 1.   FINANCIAL STATEMENTS


                                                    March 31,      June 30,
                                                        1998          1997

Assets

 Current assets:
  Cash                                                 $1,355         6,440
  Accounts receiveable                                 64,353       111,728

    Total current assets                               65,708       118,168


Oil and gas properties, successful efforts
  method of accounting:
    Undeveloped offshore California properties      5,006,276     5,006,276
    Developed onshore domestic properties           1,264,134     1,405,645
                                                    6,270,410     6,411,921

    Accumulated depletion                            (827,668)     (846,755)

    Net oil and gas properties                      5,442,742     5,565,166

                                                   $5,508,450     5,683,334

Liabilities and Stockholders' Equity

Current  Liabilities:
 Accounts payable:
    Trade                                             $18,056        16,281
    Affiliate                                         191,976       635,139
  Royalties payable                                   274,690       419,808

    Total current liabilities                         484,722     1,071,228


Stockholders' equity
  Preferred stock, $1.00 par value;
     authorized 5,000,000 shares of Class A
     convertible preferred stock, none issued           -             -
  Common stock, $.0625 par value;
     authorized 25,000,000 shares, 4,666,185
     shares issued and outstanding                     291,637       291,637
   Additional paid-in capital                        5,755,232     5,755,232
   Accumulated deficit                              (1,023,141)   (1,434,763)

     Total stockholders' equity                      5,023,728     4,612,106

                                                    $5,508,450     5,683,334


PART I - FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statements of Operations and Accumulated Deficit
(Unaudited)




                                                      Three Months Ended
                                                            March 31,
                                                       1998          1997

Revenue:


 Oil and gas sales                                  $135,816       294,750
 Other income                                         41,907        51,648

   Total revenue                                     177,723       346,398


Expenses:

 Lease operating expenses                             43,704        65,696
 Depletion                                            19,600        24,277
 Exploration expenses                                 -                577
 General and administrative                           97,306       148,014

   Total expenses                                    160,610       238,564

 Net income                                           17,113       107,834

Accumulated deficit at beginning of period         (1,040,254)   (1,546,315)

Accumulated deficit at end of period              ($1,023,141)   (1,438,481)

Basic earings per common share                         *               0.02

Weighted average number of common
      shares outstanding                           4,666,185     4,666,185


* less than $.01 per common share


PART I - FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statements of Operations and Accumulated Deficit
(Unaudited)


                                                      Nine Months Ended
                                                           March 31,
                                                      1998          1997

Revenue:


 Oil and gas sales                                  $570,387       698,503
 Gain on sale of oil and gas properties              283,993        -
 Other income                                        145,267       124,626

   Total revenue                                     999,647       823,129

Expenses:

 Lease operating expenses                            135,077       152,354
 Depletion                                            69,672       107,269
 Exploration expenses                                 -              4,879
 General and administrative                          383,276       498,085

   Total expenses                                    588,025       762,587

 Net income                                          411,622        60,542

Accumulated deficit at beginning of period         (1,434,763)   (1,499,023)

Accumulated deficit at end of period              ($1,023,141)   (1,438,481)

Basic earnings per common share                         $0.09          0.01

Weighted average number of common
       shares outstanding                           4,666,185     4,666,185


PART I - FINANCIAL INFORMATION

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statements of Cashflows
(Unaudited)




                                                      Nine Months Ended
                                                             March 31,
                                                        1998          1997


Net cash provided by (used in)
    operating activities                             $101,333        48,178

Cash flows from investing activities:
 Additions to oil and gas properties                  (1,318)
 Proceeds from the sale of oil and gas properties    338,063       (17,661)

   Net cash provided by (used in)
     investing activities                            336,745       (17,661)

Cash flows from financing activities:
 Decrease in accounts payable to affiliate          (443,163)      (61,633)

   Net cash used in financing activities            (443,163)      (61,633)

   Net decrease in cash                               (5,085)      (31,116)

   Cash at beginning of the period                     6,440        36,137

   Cash at end of the period                          $1,355         5,021


         See accompanying notes to unaudited financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Nine Months Ended March 31, 1998 and 1997
(Unaudited)

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

     Liquidity and Capital Resources.

          At March 31, 1998, the Company had a working capital deficit of $419,014 compared to a working capital deficit of $953,060 at June 30, 1997. The Company's current liabilities include royalties payable of $274,690 at March 31, 1998 which represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

       After evaluation of the consideration described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

          Net Earnings.   The Company reported net income of
$17,113 and $411,622 for the three and nine months ended March
31, 1998 compared to a net income of $107,834 and $60,542 for the same periods in 1997.

          Revenue.   Total revenues for the three and nine months
ended March 31, 1998 were $177,723 and $999,647 compared to $346,398 and $823,129 for the same periods in 1997. Oil and gas sales for the three and nine months ended March 31, 1998 were $135,816 and $570,387 compared to $294,750 and $698,503 for the same periods in 1997. The Company's oil and gas sales were impacted by the decrease in oil and gas prices and the sale of certain oil and gas properties.

          Production volumes and average prices received for the three and nine months ended March 31, 1998 and 1997 are as follows:

                  Three Months Ended      Nine Months Ended
                       March 31,                 March 31,
                    1998      1997           1998      1997

Production:
  Oil (Bbls)          120      259            429       700
  Gas (Mcfs)       61,143   96,745        232,328   270,447

Average Price:
  Oil (per Bbls)  $17.32    $23.01         $18.66    $21.74
  Gas (per Mcf)    $2.19     $2.89          $2.42     $2.49

               Lease Operating Expenses. Lease operating expenses were $43,704 and $135,077 for the three and nine months ended March 31, 1998 compared to $65,696 and $152,354 for the same periods in 1997. On a MCF equivalent basis, lease operating expenses were $.70 and $.58, respectively, per Mcf equivalent during the three and nine months ended March 31, 1998 compared to $.67 and $.55, respectively, per Mcf equivalent for the same periods in 1997.

               Depletion Expense. Depletion expense for the three and nine months ended March 31, 1998 were $19,600 and $69,672 compared to $24,277 and $107,269 for the same periods in 1997. On a MCF equivalent basis, depletion expense were $.32 and $.30, respectively, per Mcf equivalent during the three and nine months ended March 31, 1998 compared to $.25 and $.39, respectively, per Mcf equivalent for the same periods in 1997.

               General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March 31, 1998 were $97,306 and $383,276 compared to $148,014 and
$498,085 for the same periods as in 1997. General and administrative expenses for the nine months ended March 31, 1998 decreased from prior year as a result of a decrease in salaries.

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

Item 1.   Legal Proceedings. None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.
               Exhibit 27. Financial Data Schedule.
          Reports on Form 8-K.  None.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMBER RESOURCES COMPANY
                              (Registrant)



Date: May 13, 1998            /s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.
                              Chairman\CEO



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