Form 10KSB40
period 1998-06-30
AMBER RESOURCES CO
filed 1998-10-09
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

[x]  Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 1998

                                    or

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended June 30, 1998 totaled $1,173,329.

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of September 23, 1998 could not be determined because there is no established public trading market.

As of September 23, 1998, 4,666,185 shares of registrant's Common
Stock $.0625 par value were issued and outstanding.

                 The Index to Exhibits appears at Page 25.


                             TABLE OF CONTENTS


                                  PART I

                                                            PAGE


ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           3
ITEM 3.   LEGAL PROCEEDINGS                                 14
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          14


                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              15
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         15
ITEM 7.   FINANCIAL STATEMENTS                              19
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     19


                                 PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 19
ITEM 10.  EXECUTIVE COMPENSATION                            21
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        22
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                23
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  23



                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          (a)  Business Development

          Amber Resources Company ("Amber" or "the Company") is engaged in the exploration, development and production of oil and gas properties. The Company's business is conducted onshore in the continental United States and in the coastal waters of California. As of June 30, 1998, the Company's principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California and interests in 37 producing wells in western Oklahoma (the "Oklahoma Properties"). At June 30, 1998, the Company estimated its proved undeveloped reserves attributable to its offshore California properties to be approximately 12.86 Bcf of gas and 9.68 million Bbls of oil and proved producing reserves attributable to its onshore properties to be approximately 1.47 Bcf of gas and 2,400 Bbls of oil. There are uncertainties as to the timing of the development of the offshore properties. (See "Description of Properties"; Item 2 herein.)

          The Company, a Delaware corporation, was established January 17, 1978. The Company's offices are located at Suite 3310, 555 17th Street, Denver, Colorado 80202. As of June 30, 1998, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's outstanding common stock. The Company is managed by Delta under a management agreement effective March 31, 1993 which provides for the sharing of the management between the two companies and allocation of expenses related thereto.

          At June 30, 1998, Amber had an authorized capital of 5,000,000 shares of $1.00 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

          (b)  Business of Issuer.

          During the year ended June 30, 1998, Amber was engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. The Company's oil and gas operations have been comprised primarily of production of oil and gas. The Company currently has producing oil and gas interests in the Anadarko Basin in Oklahoma and interests in proven but undeveloped offshore Federal leases and units near Santa Barbara, California.

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

          (6) Dependence on One or a Few Major Customers. The Company has four major customers for the sale of oil and gas as of the date of this report, namely, Tristar Gas Marketing, Chesapeake Gas Marketing, Pioneer Energy, and HS Resources. The loss of any one or all of these customers would not have a material adverse effect on the Company's business because of the availability of alternative customers and the marketability of the oil and gas in the regions.

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

          (11) Environmental Protection. Because the Company is engaged in acquiring, operating, exploring for and developing natural resources, it is subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect the Company's earnings potential, and could cause material change in the Company's proposed business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect the Company's business. Capital expenditures relating to environmental control facilities have not been material to the Company since its inception. In addition, the Company does not anticipate that such expenditures will be material during the fiscal year ending June 30, 1999.

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

          (b)  Oil and Gas Properties

          The Company owns interests in oil and gas properties located offshore California and in Oklahoma. Wells from which the Company receives revenues are owned only partially by the Company. The Company did not file oil and gas reserve estimates with any federal authority or agency other than the SEC during its years ended June 30, 1998 and 1997.

          Offshore Federal Waters: Santa Barbara, California Area

          Amber Resources Company, owns interests in three proved undeveloped federal units located in federal waters offshore
California near Santa Barbara.

          The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Eight POCS lease sales and subsequent drilling conducted between 1966 and 1984 have resulted in the discovery of an estimated two billion Bbls of oil and three trillion cubic feet of gas. Of these totals, some 814 million Bbls of oil and 756 billion cubic feet of gas have been produced and sold. Currently, POCS production is approximately 160,000 Bbls of oil and 200 million cubic feet of gas per day according to the Minerals Management Service of the Department of the Interior ("MMS").

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

          California's active tectonic history over the last few million years has formed the large linear anticlinal features which trap the oil and gas. Marine seismic surveys have been used to locate and define these structures offshore. Recent seismic surveying utilizing modern 3-D seismic technology, coupled with exploratory well data, has greatly improved knowledge of the size of reserves in fields under development and in fields for which development is planned. Currently, 10 fields are producing from 18 platforms in the Santa Barbara Channel and
offshore Santa Maria Basin.   Implementation of extended
high-angle to horizontal drilling methods is reducing the number of platforms and wells needed to develop reserves in the area. Use of these new drilling methods and seismic technologies is expected to continue to improve development economics.

          Leasing, lease administration, development and production within the Federal POCS all fall under the Code of Federal Regulations administered by the MMS. The EPA controls disposal of effluents, such as drilling fluids and produced waters. Other Federal agencies, including the Coast Guard and the Army Corps of Engineers, also have oversight on offshore construction and operations.

          The first three miles seaward of the coastline are administered by each state and are known as "State Tidelands" in California. Within the State Tidelands off Santa Barbara County, the State of California, through the State Lands Commission, regulates oil and gas leases and the installation of permanent and temporary producing facilities. Because the three units in which the Company owns interests are located in the POCS seaward of the three mile limit, leasing, drilling, and development of these units are not directly regulated by the State of California. However, to the extent that the production will be transported to an on-shore facility through the state waters, the Company's pipelines (or other transportation facilities) will be subject to California state regulations. Construction and operation of the pipelines will require permits from the state. Additionally, all development plans must be consistent with the
Federal Coastal Zone Management Act ("CZM").   In California the
decision of CZM consistency is made by the California Coastal
Commission.

          The Santa Barbara County Energy Division and the Board of Supervisors will have a significant impact on the method and timing of any offshore field development through its permitting and regulatory authority over the construction and operation of on-shore facilities. In addition, the Santa Barbara County Air Pollution Control District has authority in the federal waters off Santa Barbara County through the Federal Clean Air Act as amended in 1990.

          The Company's Offshore California proved undeveloped reserves are attributable to its interests in three federal units located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be substantial. The estimated cost, which will be incurred over the life of the properties (assumed to be 38 years), for the complete development of all of the properties in which Amber owns an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal is currently estimated to be slightly in excess of approximately $3 billion. The Company's share of such costs is estimated to be approximately $26,938,000. Operating expenses for the same properties over the same period of time, including platform operating costs, well maintenance and repair costs, oil, gas and water treating costs, lifting costs and pipeline transportation costs are expected to be approximately $2,286,486,000 with the Company's share estimated to be $36,354,000.

          Each working interest owner will be required to pay its proportionate share of these costs based upon the amount of the interest that it owns. The size of Amber's working interest varies from .87% to 6.97%. The Company may be required to farm out all or a portion of its interests in these properties to a third party if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs. Net revenues over the same time period, to be shared by all of the working interest owners in proportion to the size of their respective working interests, are estimated to be approximately $2,216,067,000 after the payment of all of the above expenses and amounts due to owners of royalty interests with Amber's share estimated to be approximately $35,833,000 before taxes.

          These units have been formally approved and are regulated by the MMS. However, due to a history of opposition to offshore drilling and production in California by some individuals and groups, the process of obtaining all of the necessary permits and authorizations to develop the properties will be lengthy. While the Federal Government has recently attempted to expedite this process, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will not control the timing of either the development of the properties or the expenditures for development. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. It is anticipated that, based upon discussion with appropriate governmental agencies, development of the subject leases will require from three to five years for permitting. Because of the substantial reserves contained in the projects, it is generally accepted that they will be developed; however, the time required to complete development may be from five to ten years. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could materially change.

          The MMS initiated the California Offshore Oil and Gas Energy Resources (COOGER) study at the request of the local regulatory agencies of the three counties (Ventura, Santa Barbara and San Luis Obispo) affected by offshore oil and gas development. A private consulting firm is currently conducting the study under a contract with the MMS. The COOGER study seeks to present a long-term regional perspective of potential onshore constraints that should be considered when developing existing undeveloped offshore leases. COOGER will project the economically recoverable oil and gas production from offshore leases which have not yet been developed. These projections will be utilized to assist in identifying a potential range of scenarios for developing these leases. These scenarios will then be compared to the projected infrastructural, environmental and socioeconomic baselines between 1995 and 2015.

          No specific decisions regarding levels of offshore oil and gas development or individual projects will occur in connection with the COOGER study. Information presented in the study is intended to be utilized as a reference document to provide the public, decision makers and industry with a broad overview of cumulative industry activities and key issues associated with a range of development scenarios. The exact effects of each of the scenarios are not yet capable of analysis because the study has not yet been completed. However, the Company has evaluated its position with regard to the scenarios currently being studied with respect to properties located in the eastern and central subregions (which include the Sword Unit and the Gato Canyon Unit) and the results of such evaluation are set forth below:

               Scenario 1     No new development of existing
               offshore leases. If this scenario were ultimately to be adopted by governmental decisionmakers and the industry as the proper course of action for development, Amber's offshore California properties would in all likelihood have little or no value.

               Scenario 2     Development of existing leases,
               using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. Although the exact effects upon offshore development are not yet capable of analysis because the study has not yet been completed, it is likely that the adoption of this scenario by governmental decisionmakers and the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

               Scenario 3     Development of existing leases,
               using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. Although the details of this scenario are not yet available because the study has not been completed, it would appear that this is approximately the same scenario that is anticipated by the Company's reserve report.

               Scenario 4     Development of existing leases
               after decommissioning and removal of some or all existing onshore facilities. This scenario includes new facilities, and perhaps new sites, to handle anticipated potential future production. There is currently insufficient information available to assess the impact of this scenario on Amber, but it would appear likely that Amber would incur increased costs and that revenues would be received more quickly.

               The Company has also evaluated its position with regard to the scenarios currently being studied with respect to properties located in the northern subregion (which includes the Lion Rock Unit), the results of which are as follows:

               Scenario 1     No new development of existing
               offshore leases. If this scenario were ultimately to be adopted by governmental decisionmakers and the industry as the proper course of action for development, Amber's offshore California properties would in all likelihood have little or no value.

               Scenario 2     Development of existing leases,
               using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. Although the exact effects upon offshore development are not yet capable of analysis because the study has not yet been completed, it is likely that the adoption of this scenario by governmental decisionmakers and the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

               Scenario 3     Development of existing leases,
               using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. Although the details of this scenario are not yet available because the study has not been completed, it would appear that this is approximately the same scenario that is anticipated by the Company's reserve report.

               Scenario 4     Development of existing offshore
               leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively low rate of expanded development. This scenario allows for a new site(s). There is currently insufficient information available to assess the impact of this scenario on Amber.

               Scenario 5     Development of existing offshore
               leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively higher rate of expanded development. This scenario allows for a new site(s). There is currently insufficient information available to assess the impact of this scenario on Amber, but it would appear likely that Amber would incur increased costs and that revenues would be received more quickly.

          The Company's development plan currently provides for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; and 183 wells from two platforms for the Lion Rock Unit. On the Lion Rock Unit, platform A will be set in a water depth of approximately 507 feet, and Platform B will be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain in each unit was found to fall within the reach limits now considered to be "state-of-the-art."

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

          The MMS issued a second letter on December 24, 1996 with the intent to notify all lease owners of the course of action to be followed by the lease and unit operators prior to
the expiration of the SOO.   In another letter, on September 17,
1998, the MMS informed all owners and operators that due to delays in the COOGER Study the SOO's on all the units would be extended through the first quarter of 1999 and revised the dates
for actions required by the previous letters.   During 1998 each
operator is to meet with the MMS to discuss conceptual plans that will lead to eventual development. By January 15, 1999, each operator will submit what the MMS has termed a Schedule of Events for a specific lease or unit that it operates and also a request for a Suspension of Production time period to execute the Schedule of Events. The lease and unit Schedule of Events, when approved by the MMS, will go into effect on April 1, 1999.

          In order to carry out the requirements of the December 24, 1996 and September 17, 1998 MMS letters, all operators of the units in which the Company owns non-operating interests (described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the operators will outline the mobile drilling unit well activities, including number and location. For development, the operators' reports will cover the total number of facilities involved, including platforms, pipelines, onshore processing facilities, transportation systems and marketing plans. The Company is participating with the operators in meeting the MMS schedules through meetings, and consultations and is sharing in the costs as invoiced by the operators.

          Based on prices of $9.11 per Bbl and $1.41 per Mcf and applicable regulatory parameters, the Company's aggregate working interests in these properties had a pre-tax present value (discounted at 10%) of approximately $1,601,000 as of July 1, 1998 according to a reserve report issued by Forrest A. Garb & Associates ("Garb"), an independent petroleum engineering firm of Dallas, Texas. According to Garb's report, Delta's Offshore California reserves from these units totalled approximately 9.68 million Bbls of oil and 12.86 Bcf of gas for an aggregate equivalent of 11.82 BOE.

          Gato Canyon Unit. The Company holds a 6.97% working
interest (directly 8.63% and through Amber 6.97%) in the Gato
Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato
Canyon Unit structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit; three wells were drilled by Exxon, two in 1968 and one in 1969;  one well was drilled by Arco in 1985; and, one well was drilled by
Samedan in 1989.  Outside the boundaries of the Unit, in the
State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union
Oil in 1967.  In April 1989, Samedan announced the completion and test of the Samedan  P-0460 #2 which yielded a test flow rate of
5,500 Bbls of oil per day from the Monterey Formation between
5,000 and 6,800 feet of drill depth. The
Monterey Formation is a highly fractured shale formation. The
Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including the Company's federal leases and/or units).  As of July 1, 1998, Forrest A. Garb & Associates, Inc. ("Garb"), an independent petroleum engineering firm based in Dallas, Texas, issued a report stating that Gato Canyon contains proved
recoverable reserves estimated to be 119.8 million Bbls of oil and 16.78 Bcf of natural gas, representing 6.96 million Bbls of oil and 9.75 Bcf of natural gas net to the Company's 6.97%
working interest at July 1, 1998.  The oil has an estimated
average gravity of 16 degrees API.   (See Item 7. Financial Statements:
Footnote 6, "Information Regarding Proved Oil and Gas Reserves".)

          The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore (see Map). Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field will be processed onshore at the existing Las Flores Canyon facility (see Map). Prior to construction Las Flores Canyon was designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. The processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map). Offshore pipeline distances to access the Las Flores site is approximately six miles. Amber's share of estimated capital costs to develop the Gato Canyon field are approximately $20,174,000.

          The Gato Canyon Unit leases are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the Unit operator will carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include the preparation of an updated Exploration Plan, which will ultimately lead to the drilling of one additional delineation well. This well will be used to determine the final location of the development platform. Following the platform decision a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals.

          Lion Rock Unit. The Company holds a 1% net profits
interest in the Lion Rock Unit.  The Lion Rock Unit is operated by Aera Energy LLC. An aggregate of seven test wells have been drilled on the Lion Rock Unit.  Four of these wells were
completed and tested and indicated the presence of oil and gas in
the Monterey Formation.   One test well was drilled by Socal (now
Chevron) in 1965 and six wells were drilled by Phillips
Petroleum, one in 1982, two in 1983, two in 1984 and one in 1985.
Based on a report prepared by Garb as of July 1, 1998, the Lion
Rock Unit contains proved undeveloped recoverable reserves of
516.2 million Bbls of oil and 464.5 Bcf of natural gas, equivalent to 1.56 million Bbls of oil and 1.74 Bcf of natural gas net to the Company's interest at July 1, 1998. The oil has an average estimated gravity of 10.7 degrees API. (See Item 7. Financial
Statements: Footnote 6, "Information Regarding Proved Oil and Gas
Reserves".)

          The Lion Rock Unit is located in the Offshore Santa Maria Basin eight to ten miles from the coastline (see Map). Water depths range from 300 feet to 600 feet in the area of the field. The oil and gas produced at Lion Rock will be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility (see Map). The oil will be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocap Pipeline (see Map). Offshore pipeline distance will be eight to ten miles depending on the point of landfill.

          The Lion Rock Unit is currently held under a Suspension of Operations until March 31, 1999. Thereafter, the Unit operator will carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include interpretation of the 3D seismic survey and the preparation of an updated Plan of Development leading to production. Additional delineation wells may or may not be drilled depending on the outcome of the interpretation of the 3D survey.

          Sword Unit. The Company holds a .87% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6 degrees API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985. Based on a July 1, 1998 report prepared by Garb, the Sword Unit contains proved undeveloped recoverable reserves of 158.1 million Bbls of oil and 189.8 Bcf of natural gas representing reserves of 1.15 million Bbls of oil and 1.38 Bcf of natural gas net to the Company's interest at July 1, 1998. (See
Item 7. Financial Statements: Footnote 6, "Information Regarding
Proved Oil and Gas Reserves".)

          The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello's field Platform Hermosa (see Map). Water depths range from 1000 feet to 1800 feet in the area of the field. The oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil transported out of Santa Barbara County in the All American Pipeline (see Map). Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline laid from a platform located in the northern area of the Sword field to Platform Hermosa will be approximately five miles in length. Amber's share of the estimated capital costs to develop the Sword field is approximately $6,764,000.

          The Sword Unit leases are currently held under a Suspension of Operations until March 31, 1999. Thereafter, the
Unit operator will carry out a Schedule of Events under a Suspension of Production. Included in the Schedule of Events will be preparation of an updated Exploration Plan leading to the drilling of an additional delineation well.

                          MAP

       Map depicting Santa Barbara County, California oil and gas facilities in relation to offshore federal units in which the Company owns interests.


     Oklahoma.

          The Company owns non-operated working interests in 37 natural gas wells in the Anadarko Basin of Oklahoma. The wells range in depth from 14,000 to 20,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of the Company's reserves are in the Atoka formation. The working interests range from less than 1% to 40% and average about 7.5% per well. Many of the wells have remaining productive lives of 20 to 30 years.

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

          The average oil and gas price per unit and average production costs per unit for the Company are set forth below:

                         Year Ended  Year Ended      Year Ended
                   June 30, 1998    June 30, 1997   June 30, 1996

Average sales price:

Oil (per barrel)       $17.31          21.19            20.85
Natural Gas (per Mcf)   $2.34           2.28             1.73

Production costs (per
 Mcf equivalent)         $.57            .50              .65


          The profitability of the Company's oil and gas production activities is affected by the fluctuations in the sale prices of its oil and gas production. (See "Management's
Discussion and Analysis of Plan of Operation" )

          (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 1998, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by the Company. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                 Oil                  Gas         Developed Acres
             Gross(1) Net(2)    Gross(1) Net(2)   Gross(1) Net(2)

Oklahoma      0           0       37    2.22        5,920    390

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

          (e)  Undeveloped Acreage.

          At June 30, 1998, the Company held undeveloped acreage
by state as set forth below:
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

     (2)  Consists of Federal leases offshore near Santa Barbara,
          California.

          (f)  Drilling Activities

          During the years ended June 30, 1998 and 1997, the Company participated in the recompletion of one well each year, but did not participate in the drilling of any new wells.

ITEM 3.   LEGAL PROCEEDINGS

          There is no litigation pending or threatened by or against the Registrant or any of its properties as of June 30, 1998.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.


          (a)  Market or Markets:

          The Company currently has, and has had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in the Company's stock unless and until the Company is listed on NASDAQ or another exchange. There is no assurance that the Company will be able to meet the requirements for such listing in the foreseeable future.
Further, the Company's capital stock may not be able to be traded in certain states until and unless the Company is able to
qualify, exempt or register its stock.   Quotations during 1997
and 1998 have not been available.

          (b)  Approximate Number of Holders of Common Stock:

          The number of holders of record of the Company's securities at June 30, 1998 was approximately 1,000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.


     Liquidity and Capital Resources.

          At June 30, 1998, the Company had a working capital deficit of $522,028 compared to a working capital deficit of $953,060 at June 30, 1997. The Company's working capital deficit is primarily a result of amounts payable to Delta and royalties payable. The Company's account payable to affiliate has decreased from June 30, 1997 as the Company's available cash flow during the period exceeded the Company's proportionate share of rent, secretarial and administrative, accounting and management services paid by Delta and the Company sold certain oil and gas properties, and proceeds were used to reduce the account payable to Delta.

          The Company's current liabilities include royalties payable of $232,832 at June 30, 1998 which represent the Company's estimate of royalties payable on production
attributable to it's interest in certain wells in Oklahoma.   The
Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 1998 and 1997.

          The Company believes that it is unlikely that all claims that might be made for payment of royalties payable would be made at one time. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

          The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to seek additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties, including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties although there can be no assurance that the company will be successful in its efforts. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

          After evaluation of the considerations described above, the Company believes that its existing cash balances, cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

          Net Income.   The Company's net income for the years
ended June 30, 1998 and 1997 was $288,172 and $64,260,
respectively. The increase in net earnings can primarily be attributed to a gain on the sale of oil properties of $283,993 during the year ended June 30, 1998.

          Revenue.    Total revenue for the year ended June 30,
1998 was $1,173,329 compared to $1,113,274 for the year ended June 30, 1997. Oil and gas sales for the year ended June 30, 1998 was $702,161 compared to $936,929 for the year ended June 30, 1997. The decrease in oil and gas sales for the year ended June 30, 1998 compared to the year ended June 30, 1997 resulted from the sale of certain oil and gas wells during the year which resulted in a gain of $283,993.

          Production volumes and average prices received for the years ended June 30, 1998 and 1997 are as follows:

                       Year Ended                Year Ended
                      June 30, 1998             June 30, 1997


Production:

     Oil (barrels)           565                         1,025
     Gas (Mcf)           296,329                       400,725

Average Price:

     Oil (per barrel)     $17.31                         21.19
     Gas (per Mcf)        $ 2.34                          2.28


          Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1998 was $171,354 compared to $203,731 for the year ended June 30, 1997. On a MCF equivalent basis production expenses and taxes were $.57 per Mcf equivalent during the year ended June 30, 1998 compared to $.50 for the year ended June 30, 1997. Lease operating expenses increased from 1997 to 1998 primarily as a result of certain workover costs expensed during 1998.

          Depletion Expense. Depletion expense for the year ended June 30, 1998 was $90,108 compared to $120,071 for the year
ended June 30, 1997.   On a MCF equivalent basis the depletion
rate was $.30 per Mcf equivalent during year ended June 30, 1998 compared to $.30 per Mcf equivalent for the year ended June 30, 1997.

          Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. The Company incurred exploration costs of $20,464 and $3,330 for the years ended June 30, 1998 and 1997, respectively.

          Abandonment and Impairment of Oil and Gas Properties.
The Company recorded an expense for abandoned and impaired properties for the year ended June 30, 1997 of $42,000 in accordance with SFAS 121 "Accounting for the Impairment of Long-
Lived Assets and Long-Lived Assets to be Disposed of".

          General and Administrative Expenses. General and administrative expense for the year ended June 30, 1998 was $603,231 compared to $679,882 for the year ended June 30, 1997. General and administrative expenses decreased from 1997 to 1998 primarily as a result of the reduction in salary expense of the Company's parent, which is allocated to the Company.

          Year 2000

          The Company relies upon its parent to provide accounting, management and secretarial services, including various computer facilities. The Company's parent initiated the process of preparing its computer system and applications for the Year 2000 during fiscal 1997. The Company's parent is identifying areas of potential concern and ensuring that timely corrective actions are taken. The Company's parent is also working with key suppliers, vendors and customers to ensure Year 2000 compliance. The ultimate outcome of the Year 2000 project cannot be guaranteed; however, the Company believes that the program under way will provide a smooth transition into the Year 2000 and reduces risk to a manageable level. The cost of addressing the Year 2000 issue is not considered material to the consolidated statements of operations or financial condition of the Company.

     Recent Accounting Standards and Pronouncements

          Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" (SFAS 130), was issued by the Financial Accounting Standards Board in June, 1997. SFAS 130 established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS 130 will have a material effect on the presentation of its financial statements.

          Statement of Financial Accounting Standards 131 "Disclosures about segments of an enterprises and Related Information" (SFAS 131), was issued by the Financial Accounting Standards Board in June, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS 130 will have a material effect on the presentation of its financial statements.

          Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement required an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact, if any, that SFAS 133 will have on its consolidated financial statements.

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


                                 PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)  Executive Officers and Directors:

          Information with respect to the executive officers and directors of the Company is set forth below:


Aleron H. Larson, Jr.   53   Chairman of the Board,       May 1987 to
                             Chief Executive Officer         Present
                             Secretary, Treasurer,
                             and a Director


Roger A. Parker         36   President and                 May 1987 to
                             a Director                      Present

Terry D. Enright        49    Director                   November 1987 to
                                                              Present

Jerrie F. Eckelberger   54    Director                   September 1996
                                                            to Present

              All of the directors of the Registrant hold office until the next annual meeting of the Registrant's stockholders and until their successors have been elected and have qualified. There is no family relationship between or among any executive officer and director of the Registrant.

              Aleron H. Larson, Jr., age 53, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 16.67% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Delta Petroleum Corporation, a public oil and gas company which is the parent and majority owner of Amber. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas
Company which is now inactive.   Mr. Larson practiced law in
Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

              Roger A. Parker, age 36, served as the President, a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Delta Petroleum Corporation, which is the parent and majority owner of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President and a Director of Apex
Operating Company, Inc. since its inception in 1987.   He was at
various times, from 1982 to 1989, a Director, Executive Vice
President, President and Shareholder of Ampet, Inc.   He received
a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

              Terry D. Enright, age 49, has been in the oil and gas business since 1980. He serves as a Director of both the Company and Delta. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general
oil and gas consulting work.   Mr. Enright received a B.S. in
Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

              Jerrie F. Eckelberger, age 54, is an investor, real estate developer and attorney who has practiced law in the State
of Colorado for 26 years.   He serves as a Director of both the
Company and Delta.   He graduated from Northwestern University
with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado . After spending two years in the litigation department of a Denver law firm, he founded Eckelberger & Associates of which he is still the principal member. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law firm with offices in Englewood, Colorado. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. He is presently the President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, LLC, a Colorado limited liability company, which actively invests in real estate. Additionally, Mr. Eckelberger is the Managing Member of the Woods at Pole Creek, LLC, a Colorado limited liability company, specializing in real estate development.

              There is no family relationship among any of the Directors.

              Messrs. Enright and Eckelberger serve as the Audit, Compensation and Incentive Plan Committee.


ITEM 10.     EXECUTIVE COMPENSATION.

              No officer or director received compensation directly from the Company during the years ended June 30, 1998, 1997 and 1996. Messers. Larson and Parker, Chairman and President, respectively, are compensated by Delta which is paid under a management agreement with the Company. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.


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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta officers and employees. The charges to the Company for the sharing of management by Delta were $570,000 for the year ended June 30, 1998, and $661,055 for the year ended June 30, 1997.
The Company had a payable to Delta of $333,976 at June 30, 1998 and $635,139 at June 30, 1997.

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

          The Exhibits listed in the Index to Exhibits appearing at page 25 are filed as part of this report.

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


     By (Signature and Title)          s/Aleron H. Larson, Jr.
                                     Aleron H. Larson, Jr., Director

     Date                                    9/23/98


     By (Signature and Title)          s/Roger A. Parker
                                    Roger A. Parker, Director

     Date                                    9/23/98

     By (Signature and Title)        s/Terry D. Enright
                                  Terry D. Enright, Director

     Date                                    9/23/98

     By (Signature and Title)       s/Jerrie F. Eckelberger
                               Jerrie F. Eckelberger, Director

     Date                                    9/23/98


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

(4)  Instruments Defining the Rights of Security Holders.

     4.1 Certificate of Designation of the Relative Rights of the Class A Preferred Stock of Amber Resources Company dated
July 25, 1989. Incorporated by reference to Exhibit 4.1 of the Company's Form 10-KSB for the fiscal year ended
June 30, 1997.

(9)  Voting Trust Agreement.  Not applicable.

(10) Material Contracts.

     10.1 Agreement dated March 31, 1993 between Delta Petroleum
Corporation and Amber Resources Company. Incorporated by reference from Exhibit 10.1 of the Company's Form 10-KSB for the fiscal year ended June 30, 1997.

     10.2 Amber Resources Company 1996 Incentive Plan.
Incorporated by reference from Exhibit 99.1 of the Company's
December 4, 1996 Form 8-K.

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

(27) Financial Data Schedule. Filed herewith electronically.

(99) Additional Exhibits. Not applicable.


                      Independent Auditors  Report



The Board of Directors and Stockholders
Amber Resources Company:


We have audited the accompanying balance sheets of Amber Resources Company (the "Company"), a subsidiary of Delta Petroleum Corporation, as of June 30, 1998 and 1997 and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                           s/KPMG Peat Marwick LLP
                                            KPMG Peat Marwick LLP


Denver, Colorado
September 18, 1998




AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEET
June 30, 1998 and 1997



                                                 1998              1997

ASSETS

Current Assets:
 Cash                                            $14,661             6,440
 Accounts receivable                              71,178           111,728

   Total current assets                           85,839           118,168


Oil and gas properties, successful
     efforts method of accounting
     (Note 1 and 5):
   Undeveloped offshore California properties   5,006,276         5,006,276
   Developed onshore properties                 1,264,134         1,405,645
                                                6,270,410         6,411,921

Less accumulated depreciation and depletion      (848,104)         (846,755)

  Net oil and gas properties                    5,422,306         5,565,166

                                               $5,508,145         5,683,334



LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
  Accounts payable:
   Trade                                          $41,059            16,281
   Parent (Note 4)                                333,976           635,139
 Royalties payable                                232,832           419,808

   Total current liabilities                      607,867         1,071,228


Stockholders' Equity:
  Preferred stock, $1 par value.
    Authorized 5,000,000
    shares of Class A convertible
    preferred stock, none
    issued (Note 2)                                 -                 -
  Common stock, $.0625 par value; authorized
    25,000,000 shares, 4,666,185 shares issued
    and outstanding                              291,637           291,637
  Additional paid-in capital                   5,755,232         5,755,232
  Accumulated deficit                         (1,146,591)       (1,434,763)

        Total stockholders' equity             4,900,278         4,612,106

                                              $5,508,145         5,683,334


    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)
    STATEMENTS OF OPERATIONS
    Years Ended June 30, 1998 and 1997



                                                       1998             1997


Revenue:
 Oil and gas sales                                 $702,161          936,929
 Gain on sale of oil and gas properties             283,993          -
 Other income                                       187,175          176,345

    Total revenue                                 1,173,329        1,113,274


Expenses:
 Lease operating expenses                           171,354          203,731
 Depletion                                           90,108          120,071
 Exploration expenses                                20,464            3,330
 Abandoned and impaired properties                      -             42,000
 General and administrative, including $570,000
   and $661,055 to parent (Note 4)                  603,231          679,882

    Total expenses                                  885,157        1,049,014

 Net income                                         288,172           64,260

Accumulated deficit at begining of year          (1,434,763)      (1,499,023)

Accumulated deficit at end of year              ($1,146,591)      (1,434,763)


 Basic earnings per common share                      $0.06             0.01

 Weighted average number of common
   shares outstanding                             4,666,185        4,666,185



    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)
    STATEMENTS OF CASH FLOWS
    Years Ended June 30, 1998 and 1997






                                                   1998               1997

Cash flows from operating activities:
 Net income                                     $288,172             64,260
 Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
   Gain on sale of oil and gas properties       (283,993)           -
   Write-off of royalties payable               (186,976)          (176,148)
   Depletion                                      90,108            120,071
   Abandoned and impaired properties             -                   42,000
 Net changes in current assets and
     and current liabilities:
   Decrease in accounts receivable                40,550              2,832
   Decrease in other current assets              -                    2,000
   Increase in accounts payable                   24,778              8,056

Net cash provided by (used in)
    operating activities                         (27,361)            63,071

Cash flows from investing activities:
   Additions to property and equipment            (1,318)           (17,678)
   Proceeds from sale of oil and
         gas properties                          338,063            -

Net cash provided by (used in)
        investing activities                     336,745            (17,678)

Cash flows from financing activities -
   Decrease in accounts payable
        to affiliate                            (301,163)           (75,090)

Net increase (decrease) in cash                    8,221            (29,697)

Cash at beginning of year                          6,440             36,137

Cash at end of year                              $14,661              6,440


AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 1998 and 1997



(1)  Summary of Significant Accounting Policies

     Organization

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

     As of June 30, 1998, the Company had produced approximately 28,600 Mcf less than its entitled share of production. The undiscounted value of this imbalance is approximately $64,000 using the lower of the price received for the natural gas, the current market price or the contract price as applicable.

     Royalties Payable

     Recoupment gas royalties, included in royalties payable, represent estimated royalties due on recoupment gas produced and delivered to the gas purchaser. The Company has estimated an amount that may be due to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser.

     Royalties payable also include estimated royalties payable on other properties held in suspense. A significant portion of the estimated royalties have not been paid pending a determination of what amounts may have previously been paid by the operator of the properties on behalf of the Company.

     The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amount have been written off and recorded as other income in 1998 and 1997.

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

     Earnings (Loss) per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changes the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) attributes to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares.

     Diluted earnings (loss) per share is computed by adjusting the average number of common share outstanding for the dilutive effect, if any, of convertible preferred stock, stock options and warrant. The effect of potentially dilutive securities is based on earnings (loss) before extraordinary items.

     The Company adopted the provisions of Statement No. 128 as of December 31, 1997. As prescribed by Statement No. 128, the Company has restated prior periods' earnings per share of common stock, including interim earnings per share of common stock, in the period of adoption.

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

(3)  Income Taxes

     At June 30, 1998 and 1997, the Company s significant deferred tax assets and liabilities are summarized as follows:

                                            1998         1997
      Deferred tax assets:
         Net operating loss
           carryforwards               $1,199,000     1,228,000
         Oil and gas properties,
           principally due to
           differences in basis and
           depreciation and depletion          -          9,000
         Gross deferred tax assets      1,199,000     1,237,000

         Less valuation allowance      (1,158,000)   (1,237,000)

                                           41,000           -

      Deferred tax liability:
         Oil and gas properties,
         principally due to
         differences in basis and
         depreciation and depletion      (41,000)          -

      Net deferred tax asset          $     -              -

   No income tax expense has been recorded for the years ended
June 30, 1998 and 1997 since the deferred income taxes that would have otherwise been provided were offset by a decrease in the valuation allowance for the net deferred tax assets.

   At June 30, 1998, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $3,155,000 and $3,361,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 1998 through 2013.

(4)      Related Party Transactions

         Effective March 31, 1993, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees. Amounts charged to the Company for the sharing of management by Delta were $570,000 for the year ended June 30, 1998 and $661,055 for the year ended June 30, 1997. The Company had a payable to Delta of $333,976 at June 30, 1998 and $635,139 at June 30, 1997.

(5)      Disclosures About Capitalized Costs, Costs Incurred and
Major Customers

         Capitalized costs related to oil and gas producing activities are as follows:

                                     June 30,     June 30,
                                      1998          1997

    Undeveloped offshore
         California properties   $ 5,006,276    5,006,276
    Developed onshore
         domestic properties       1,264,134    1,405,645
                                   6,270,410    6,411,921
    Accumulated depreciation
         and depletion              (848,104)    (846,755)

                                 $ 5,422,306    5,565,166

    Costs incurred in oil and gas producing activities for the years ended June 30, 1998 and 1997 are as follows:

                                          1998              1997

         Exploration costs             $  20,464           3,330

         Development costs                 1,318          17,678


    Sales of major customers accounted for approximately 62%, 14% and 11% of 1998 oil and gas sales. Sales to major customers accounted for approximately 62%, 22% and 11% of 1997 oil and gas sales.


(6) Information Regarding Proved Oil and Gas Reserves (Unaudited)

    Proved Oil and Gas Reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

    (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

    (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

    (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in underlaid prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

    Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

    Offshore Properties. The Company's Offshore California proved undeveloped reserves are attributable to its interests in three federal units located offshore California near Santa Barbara. While these interests represent ownership of substantial oil and gas reserves classified as proved undeveloped, the cost to develop the reserves will be very substantial. The Company may be required to farm out all or a portion of its interests in these properties if it cannot fund its share of the development costs. There can be no assurance that the Company can farm out its interests on acceptable terms. If the Company were to farm out its interests in these properties, its share of the proved reserves attributable to the properties would be decreased substantially. The Company may also incur substantial dilution of its interests in the properties if it elects to use other methods of financing the development costs.

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

    The standardized measure of discounted future net cash flows relating to proved oil and gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves were prepared in accordance with the provisions of Statement of Financial Accounting Standards No.
69. Future cash inflows were computed by applying current prices at year-end to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and gas producing activities. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company's oil and gas properties.


AMBER RESOURCES COMPANY
(A SUBSIDIARY OF DELTA PETROLEUM CORPORATION
Notes to Financial Statements


(6)Information Regarding Proved Oil and Gas Reserves (Unaudited) - Continued

A summary of changes in estimated quantities of proved reserves for the years ended June 3, 1998 and 1997 are as follows:



                                                Onshore                        Offshore
                                                  GAS             OIL             GAS             OIL
                                                 (MCF)          (BBLS)           (MCF)          (BBLS)

    Balance at July 1, 1996                     1,848,878           5,290      12,527,925      10,157,086

     Revisions of quantity estimates              423,641           1,551       1,229,841         727,676
     Production                                  (400,725)         (1,025)         -               -
    Balance at June 30, 1997                    1,871,794           5,816      13,757,766      10,884,762

     Revisions of quantity estimates              333,171          (2,136)       (892,983)     (1,208,488)
     Sale of oil and gas properties              (441,765)           (708)         -               -
     Production                                  (296,329)           (565)         -               -
    Balance at June 30, 1998                    1,466,871           2,407      12,864,783       9,676,274

    Proved developed reserves:
       June 30, 1996                            1,848,878           5,290          -               -
       June 30, 1997                            1,871,794           5,816          -               -
       June 30, 1998                            1,466,871           2,407          -               -


Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.



                                                                            Offshore
                                                            Onshore        California        Total


        June 30, 1997

        Future cash inflows                                 $4,149,260     141,472,084     145,621,344
        Future costs:
           Production                                        1,559,326      39,050,005      40,609,331
           Development                                         -            27,732,752      27,732,752
           Income taxes                                        -            25,199,636      25,199,636

        Future net cash flows                                2,589,934      49,489,691      52,079,625

         10% discount factor                                   799,581      41,187,165      41,986,746

        Standardized  measure of discounted future
              net cash flows                                $1,790,353       8,302,526      10,092,879


        June 30, 1998

        Future cash inflows                                 $3,492,318      99,125,074     102,617,392
        Future costs:
           Production                                        1,337,464      36,354,442      37,691,906
           Development                                         -            26,937,979      26,937,979
           Income taxes                                        -            11,248,364      11,248,364

        Future net cash flows                                2,154,854      24,584,289      26,739,143

         10% discount factor                                   613,372      24,035,334      24,648,706

        Standardized  measure of discounted future
              net cash flows                                $1,541,482         548,955       2,090,437




The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 1998 and 1997 are as follows:


                                                    1998            1997

Beginning of year                              $10,092,879      12,764,492

Sales of oil and gas produced during the
 period, net of production costs                  (530,807)       (733,198)
Net change in prices and production costs       (2,168,966)         63,007
Changes in estimated future development costs       65,629        (938,661)
Revisions of previous quantity estimates,
  estimated timing of development and other     (2,439,248)     (1,940,936)
Net change in income taxes                      (3,938,338)       (398,274)
Accretion of discount                            1,009,288       1,276,449

End of year                                     $2,090,437      10,092,879