Form 10QSB
period 1998-09-30
AMBER RESOURCES CO
filed 1998-11-13
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1998 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 10, 1998.

                                                  Form 10-QSB
                                                  1st Qt.
                                                  FY 1999

                                   INDEX



PART I    FINANCIAL INFORMATION

                                                       PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               September 30, 1998 and
               June 30, 1998 (unaudited)...........         1

          Statements of Operations and
               Accumulated Deficit for
               the Three Months Ended
               September 30, 1998 and
               1997 (unaudited).....................        2

          Statements of Cash Flows
               for the Three Months Ended
               September 30, 1998 and 1997
               (unaudited).........................         3


          Notes to Financial Statements (unaudited).        4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS........................        5

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.........................        10


Item 2.   Changes in Securities.....................        10


Item 3.   Defaults upon Senior Securities...........        10


Item 4.   Submission of Matters to a Vote of
          Security Holders..........................        10

Item 5.   Other Information.........................        10


Item 6.   Exhibits and Reports on Form 8-K..........        10



    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Balance Sheets
    (Unaudited)


     ITEM 1.   FINANCIAL STATEMENTS


                                                September 30,     June 30,
                                                   1998            1998

    ASSETS

Current assets:
 Cash                                            $10,009          14,661
 Accounts receivable                              64,936          71,178

       Total current assets                       74,945          85,839


Oil and gas properties, successful efforts
  method of accounting):
   Undeveloped offshore California properties   5,006,276       5,006,276
   Developed onshore domestic properties        1,273,239       1,264,134
                                                6,279,515       6,270,410

Accumulated depletion                            (868,272)       (848,104)

 Net oil and gas properties                     5,411,243       5,422,306

                                               $5,486,188       5,508,145


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable:
 Trade                                          $ 75,741          41,059
 Parent                                          362,021         333,976
Royalties payable                                190,974         232,832

 Total current liabilities                       628,736         607,867


Stockholders' equity:
 Preferred stock, $1.00 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued           -               -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, 4,666,185
  shares issued and outstanding                 291,637         291,637


Additional paid-in capital                    5,755,232       5,755,232
Accumulated deficit                          (1,189,417)     (1,146,591)

 Total stockholders' equity                   4,857,452       4,900,278

                                             $5,486,188       5,508,145



    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Three Months Ended
                                                           September 30,
                                                       1998            1997

Revenue:
 Oil and gas sales                                  $123,914         183,977
 Gain on sale of oil and gas properties               -               87,225
 Other income                                         41,871          51,663

   Total revenue                                     165,785         322,865


Expenses:
 Lease operating expenses                             35,525          53,043
 Depletion                                            20,168          29,993
 General and administrative, including $131,745
   and $132,997 to parent                            152,918         149,251

   Total expenses                                    208,611         232,287

   Net income (loss)                                 (42,826)         90,578

Accumulated deficit at beginning of period        (1,146,591)     (1,434,763)

Accumulated deficit at end of period             ($1,189,417)     (1,344,185)

Net income (loss) per common share                    ($0.01)           0.02

Weighted average number of common
      shares outstanding                           4,666,185       4,666,185


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Cash Flows
    (Unaudited)


                                                      Three Months Ended
                                                           September 30,
                                                      1998            1997


Net cash used in operating activities              ($23,592)       (104,257)

Cash flows from investing activities:
  Additions to oil and gas properties                (9,105)         -
  Proceeds from the sale of oil and
    gas properties                                       -         116,939

Net cash provided by (used in)
    investing activities                            (9,105)        116,939

Cash flows from financing activities-
  Increase (decrease) in accounts
     payable to parent                              28,045         (10,903)

   Net (decrease) increase in cash                  (4,652)          1,779

   Cash at beginning of the period                  14,661           6,440

   Cash at end of the period                       $10,009           8,219



    See accompanying notes to unaudited financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 1998 and 1997
(Unaudited)


(1) Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company's (the Company) audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended June 30, 1998, previously filed with the Securities and Exchange Commission.

(2) Subsequent Event

    On November 3, 1998, the Company entered into a letter agreement with an unrelated entity to sell its right, title and interest in 17 oil and gas wells located in Oklahoma for approximately $1,075,000 at closing and an additional payment of approximately $85,000 on March 15, 1999.



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

         At September 30, 1998, the Company had a working capital deficit of $553,791 compared to a working capital deficit of $522,028 at June 30, 1998. The Company's current liabilities include royalties payable of $232,832 at September 30, 1998 which represent the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. The Company has been informed by its legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

         The Company believes that it is unlikely that all claims that might be made for payment of royalties payable in suspense or for recoupment royalties payable would be made at one time. The Company believes, although there can be no assurance, that it may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

         The Company does not currently have a credit facility with any bank and it has not determined the amount, if any, that it could borrow against its existing properties. The Company will continue to explore additional sources of both short-term and long-term liquidity to fund its working capital deficit and its capital requirements for development of its properties including establishing a credit facility, sale of equity or debt securities and sale of properties. Many of the factors which may affect the Company's future operating performance and liquidity are beyond the Company's control, including oil and natural gas prices and the availability of financing.

         On November 3, 1998, the Company entered into a letter agreement with an unrelated entity to sell its right, title and interest in 17 oil and gas wells located in Oklahoma for approximately $1,075,000 at closing and an additional payment of approximately $85,000 on March 15, 1999.

         After evaluation of the considerations described above the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

         Results of Operations

         Net Earnings (Loss). The Company's net loss for the three months ended September 30, 1998 was $42,826 compared to net income of $90,578 for the three months ended September 30, 1997.


         Revenue.  Total revenue for the three months ended
September 30, 1998 was $165,785 compared to $322,865 for the three months ended September 30, 1997. Revenue for the three months ended September 30, 1997 included a gain on sale of oil and gas properties of $87,225. Oil and gas sales for the three months ended September 30, 1998 were $123,914 compared to $183,977 for the three months ended September 30, 1997. The
Company's oil and gas sales were impacted by the decrease in both oil and gas production and prices.

         Production volumes and average prices received for the three months ended September 30, 1998 and 1997 are as follows:

                                Three Months Ended
                                   September 30,
                               1998           1997

Production:
     Oil (barrels)              215             46
     Gas (Mcf)               64,350         89,038

Average Price:
     Oil (per barrel)        $12.34         $19.63
     Gas (per Mcf)            $1.88          $2.06


          Lease Operating Expenses. Lease operating expenses for the three month period ended September 30, 1998 were $35,525 compared to $53,043 for the three months ended September 30, 1997. On an Mcf equivalent basis, production expenses and taxes were $.54 per Mcf equivalent during the three month period ended September 30, 1998 compared to $.59 per Mcf equivalent for the same period in 1997.

          Depletion Expense. Depletion expense for the three months ended September 30, 1998 was $20,168 compared to $29,993 for the three months ended September 30, 1997. On an Mcf equivalent basis, depletion expense was $.31 per Mcf equivalent during the three month period ended September 30, 1998 compared to $.34 per Mcf equivalent for the same period in 1997.

          General and Administrative Expenses. General and administrative expense for the three months ended September 30, 1998 was $152,918 compared to $149,251 for the three months ended
September 30, 1997.

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

          No specific decisions regarding levels of offshore oil and gas development or individual projects will occur in connection with the COOGER study. Information presented in the study is intended to be utilized as a reference document to provide the public, decision makers and industry with a broad overview of cumulative industry activities and key issues associated with a range of development scenarios. The exact effects of each of the scenarios are not yet capable of analysis because the study has not yet been completed. However, the Company has evaluated its position with regard to the scenarios currently being studied with respect to properties and the results of such evaluation are set forth in the Company's Form 10-KSB for the year ended June 30, 1998.

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

          Based on prices of $9.11 per Bbl and $1.41 per Mcf and applicable regulatory parameters, the Company's aggregate working interests in these properties had a pre-tax present value (discounted at 10%) of approximately $1,601,000 as of July 1, 1998 according to a reserve report issued by Forrest A. Garb & Associates ("Garb"), an independent petroleum engineering firm of Dallas, Texas. According to Garb's report, Amber's Offshore California reserves from these units totalled approximately 9.68 million Bbls of oil and 12.86 Bcf of gas for an aggregate equivalent of 11.82 million BOE.

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






Date: November 12, 1998



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