Form 10QSB
period 1998-12-31
AMBER RESOURCES CO
filed 1999-02-16
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of February 5, 1999.

                                                  Form 10-QSB
                                                  2nd Qtr.
                                                  FY 1999

                                   INDEX



PART I    FINANCIAL INFORMATION

                                                       PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               December 31, 1998 and
               June 30, 1998 (unaudited)...........         1

          Statements of Operations and
               Accumulated Deficit for
               the Three and Six Months Ended
               December 31, 1998 and
               1997 (unaudited).....................        2

          Statements of Cash Flows
               for the Three and Six Months Ended
               December 30, 1998 and 1997
               (unaudited).........................         4


          Notes to Financial Statements (unaudited).        5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS........................        6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.........................        12

Item 2.   Changes in Securities.....................        12

Item 3.   Defaults upon Senior Securities...........        12

Item 4.   Submission of Matters to a Vote of
          Security Holders..........................        12

Item 5.   Other Information.........................        12

Item 6.   Exhibits and Reports on Form 8-K..........        12



    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Balance Sheets
    (Unaudited)


     ITEM 1.   FINANCIAL STATEMENTS


                                                 December 31,      June 30,
                                                    1998            1998

ASSETS

Current assets:
 Cash                                              $6,111          14,661
 Accounts receivabl                                 2,000          71,178

  Total current assets                              8,111          85,839


Oil and gas properties, successful efforts
  method of accounting):
 Undeveloped offshore California properties      5,006,276       5,006,276
 Developed onshore domestic properties             195,531       1,264,134
                                                 5,201,807       6,270,410

Accumulated depletion                             (135,846)       (848,104)

 Net oil and gas properties                      5,065,961       5,422,306

                                                $5,074,072       5,508,145


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
  Accounts payable:
  Trade                                             $43,220          41,059
  Parent                                             -              333,976
Royalties payable                                   149,116         232,832

  Total current liabilities                         192,336         607,867


Stockholders' equity:
Preferred stock, $1.00 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued           -               -
Common stock, $.0625 par value;
  authorized 25,000,000 shares, 4,666,185
  shares issued and outstanding                     291,637         291,637

Additional paid-in capital                        5,755,232       5,755,232
Accumulated deficit                                (449,492)     (1,146,591)
Advances to parent                                 (715,641)         -

  Total stockholders' equity                      4,881,736       4,900,278

                                                 $5,074,072       5,508,145



    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Three Months Ended
                                                         December 31,
                                                     1998            1997

Revenue:
 Oil and gas sales                                    $4,226         250,594
 Gain on sale of oil and gas properties              731,752         196,768
 Other income                                         41,862          51,697

   Total revenue                                     777,840         499,059

Expenses:
 Lease operating expenses                              5,123          38,330
 Depletion                                             2,417          20,079
 Exploration expense                                     532          -
General and administrative,
   including $25,000 in 1998
   and $131,003 in 1997 to parent                     29,843         136,719

   Total expenses                                     37,915         195,128

   Net earnings                                      739,925         303,931

Accumulated deficit at beginning of period         (1,189,417)     (1,344,185)

Accumulated deficit at end of period                ($449,492)     (1,040,254)

Basic earnings per common share                         $0.16            0.07

Weighted average number of common
       shares outstanding                           4,666,185       4,666,185


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Six Months Ended
                                                        December 31,
                                                    1998            1997

Revenue:
 Oil and gas sales                                  $128,140         434,571
 Gain on sale of oil and gas properties              731,752         283,993
 Other income                                         83,733         103,360

   Total revenue                                     943,625         821,924


Expenses:
 Lease operating expenses                             40,648          91,373
 Depletion                                            22,585          50,072
 Exploration expense                                     532          -
 General and administrative,
   including $156,745 in 1998
   and $264,000 in 1997 to parent                    182,761         285,970

   Total expenses                                    246,526         427,415

   Net earnings                                      697,099         394,509

Accumulated deficit at beginning of period         (1,146,591)     (1,434,763)

Accumulated deficit at end of period                ($449,492)     (1,040,254)

Basic earnings per common share                         $0.15            0.08

Weighted average number of common
       shares outstanding                           4,666,185       4,666,185


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Cash Flows
    (Unaudited)




                                                      Six Months Ended
                                                          December 31,
                                                      1998            1997


Net cash (used in) provided by operating act         ($24,445)         80,865

Cash flows from investing activities:
 Additions to oil and gas properties                  (9,105)           (257)
 Proceeds from the sale of oil and gas properties  1,074,617         338,063

   Net cash provided by investing activities       1,065,512         337,806

Cash flows from financing activities-
Changes in acccounts receivable and accounts payable
   to and from parent                             (1,049,617)       (395,163)

   Net (decrease) increase in cash                    (8,550)         23,508

   Cash at beginning of the period                    14,661           6,440

   Cash at end of the period                          $6,111          29,948



    See accompanying notes to unaudited financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Six Months Ended December 31, 1998 and 1997
(Unaudited)



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

(2)  Oil and Gas Properties

     On November 16, 1998, the Company completed the sale of 17 oil and gas wells located in the Anadarko Basin of Oklahoma for approximately $1,075,000 to an unrelated entity.


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

         At December 31, 1998, the Company had a working capital deficit of $184,225 compared to a working capital deficit of $522,028 at June
30, 1998.   The Company's current liabilities include royalties payable of $149,116 at December 31, 1998 which represent the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company.
The Company has been informed by its legal counsel that the applicable statute of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

         Results of Operations

              Basic Earnings.   The Company reported net income of
$739,925 and $697,099 for the three and six months ended December
31, 1998 compared to net income of $303,931 and $394,509 for the same periods in 1997.

              Revenue.   Total revenues for the three and six
months ended December 31, 1998 were $777,840 and $943,625 compared to $499,059 and $821,924 for the same periods in 1997. Oil and gas sales for the three and six months ended December 31, 1998 were $4,226 and $128,140 compared to $250,594 and $434,571 for the same periods in 1997. The Company's oil and gas sales decreased substantially from the sale of most of the Company's producing properties in November, 1998.

         Production volumes and average prices received for the three months ended December 31, 1998 and 1997 are as follows:


                    Three Months Ended             Six Months Ended
                        December 31,                  December 31,
                     1998        1997             1998         1997

Production:
  Oil (Bbls)          127         222              342          441
  Gas (Mcfs)        1,370      89,970           65,720      173,702

Average Price:
  Oil (per Bbls)   $12.77      $20.98           $11.49       $21.00
  Gas (per Mcf)    $ 1.90       $2.50            $1.88        $2.27



          Lease Operating Expenses. Lease operating expenses were $5,123 and $40,648 for the three and six months ended December 31, 1998 compared to $38,330 and $91,373 for the same periods in 1997. The decrease in lease operating expense can be attributed to the sale of certain oil and gas properties.

          Depletion Expense. Depletion expense for the three and six months ended December 31, 1998 was $2,417 and $22,585 compared to $20,079 and $50,072 for the same periods in 1997. On a MCF equivalent basis, depletion expense was $1.13 and $.33, respectively, per Mcf equivalent during the three and six month periods ended December 31, 1998 compared to $.22 and $.28, respectively, per Mcf equivalent for the same periods in 1997.

          General and Administrative Expenses.   General and
administrative expenses for the three and six months ended December 31, 1998 were $29,843 and $182,761 compared to $136,719 and
$285,970 for the same periods as in 1997. Effective October 1, 1998, the Company entered into an agreement with the Company's parent, whereby the Company would pay its parent an administration fee of $25,000 per quarter.

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

          These units have been formally approved and are regulated by the MMS. While the Federal Government has recently attempted to expedite the process of obtaining permits and authorizations necessary to develop the properties, there can be no assurance that it will be successful in doing so. The Company does not have a controlling interest in and does not act as the operator of any of the offshore California properties and consequently will generally not control the timing of either the development of the properties or the expenditures for development unless Amber chooses to unilaterally propose the drilling of wells under the relevant operating agreements. Management and its independent engineering consultant have considered these factors relating to timing of the development of the reserves in the preparation of the reserve information relating to these properties. It is anticipated that, based upon discussions with appropriate governmental agencies, development of the subject leases will require from three to five years for permitting. Because of the substantial reserves contained in the projects, it is generally accepted that they will be developed; however, the time required to complete development may be from five to ten years. As additional information becomes available in the future, the Company's estimates of the proved undeveloped reserves attributable to these properties could materially change.

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

          Current Status. On November 5, 1996, the MMS directed a Suspension of Operations for the POCS Non-Producing Leases and Units, pursuant to CFR 250.10(b)(4), extending the existing Suspension of Operations ("SOO") from January 1, 1997 until December 31, 1998. This action permitted unit owners to cease paying lease payments to the Federal government and suspended the requirements relating to development of the leases during this period. The directive cited the fact that the MMS had requested in 1992 that the lease owners participate in what became known as the COOGER (California Offshore Oil and Gas Energy Resources) Study and during the term of the Study that the leases would be held under a SOO.

          The MMS issued a second letter on December 24, 1996 with the intent to notify all lease owners of the course of action to be followed by the lease and unit operators prior to the expiration of
the SOO.   In another letter, on December 3, 1998, (which
superceded a September 17, 1998 MMS letter) the MMS informed all owners and operators that due to delays in the COOGER Study the SOO's on all the units would be extended through the second quarter of 1999 and revised the dates for actions required by the previous
letters.   During the first half of 1999 each operator is to meet
with the MMS to discuss conceptual plans that will lead to eventual development. By May 15, 1999, each operator will submit what the MMS has termed a Schedule of Events for a specific lease or unit that it operates and also a request for a Suspension of Production time period to execute the Schedule of Events. The lease and unit Schedule of Events, when approved by the MMS, will go into effect on July 1, 1999.

          In order to carry out the requirements of the December 24, 1996 and December 3, 1998 MMS letters, all operators of the units in which the Company owns non-operating interests (described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the operators will outline the mobile drilling unit well activities, including number and location. For development, the operators' reports will cover the total number of facilities involved, including platforms, pipelines, onshore processing facilities, transportation systems and marketing plans. The Company is participating with the operators in meeting the MMS schedules through meetings, and consultations and is sharing in the costs as invoiced by the operators.

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

     On the basis of its review, the Company currently believes that the Year 2000 issue will not pose material operational problems for the Company. To the Company's knowledge after investigation, no "embedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 concern.

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

     In addition to the foregoing, the Company has contacted its major vendors and has received either oral or written assurances from its major vendors or has reviewed assurances contained on vendors' web sites that they have no material Year 2000 problems. The Company believes that its vendors are largely fungible; therefore, in the event a vendor's representations regarding its Year 2000 compliance were untrue for any reason, the Company believes that it could find adequate Year 2000-compliant vendors as substitutes.

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

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit:
               27. Financial Data Schedule.

          Form 8-K.
               November 23, 1998; Item 2 and 7.


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






Date: February 10, 1999


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