Form 10QSB
period 1999-03-31
AMBER RESOURCES CO
filed 1999-05-12
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 10, 1999.

                                                  Form 10-QSB
                                                  3rd Qtr.
                                                  FY 1999


                                   INDEX



PART I    FINANCIAL INFORMATION

                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               March 31, 1999 and
               June 30, 1998 (unaudited)..........          1

          Statements of Operations and
               Accumulated Deficit for the
               Three and Nine Months Ended
               March 31, 1999 and 1998 (unaudited).         2

          Statements of Cash Flows:
               For the Nine Months
               Ended March 31, 1999
               and 1998 (unaudited)................         4

          Notes to Financial Statements (unaudited).        5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS......................          6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings......................           12

Item 2.   Changes in Securities..................           12

Item 3.   Defaults upon Senior Securities........           12

Item 4.   Submission of Matters to a Vote of
          Security Holders.......................           12

Item 5.   Other Information......................           12

Item 6.   Exhibits and Reports on Form 8-K.......           12



                                     i


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Balance Sheets
    (Unaudited)


     ITEM 1.   FINANCIAL STATEMENTS


                                                    March 31,        June 30,
                                                       1998            1998

ASSETS

Current assets:
 Cash                                                   $714          14,661
 Accounts receivable                                   2,000          71,178

   Total current assets                                2,714          85,839


Oil and gas properties, successful efforts
  method of accounting):
   Undeveloped offshore California properties      5,006,276       5,006,276
   Developed onshore domestic properties             195,531       1,264,134
                                                   5,201,807       6,270,410

 Accumulated depletion                              (138,996)       (848,104)

   Net oil and gas properties                      5,062,811       5,422,306

                                                  $5,065,525       5,508,145


LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
 Accounts payable:
   Trade                                             $19,744          41,059
   Parent                                             -              333,976
 Royalties payable                                   131,720         232,832

   Total current liabilities                         151,464         607,867


Stockholders' equity:
  Preferred stock, $1.00 par value;
   authorized 5,000,000 shares of Class A
   convertible preferred stock, none issued             -               -
  Common stock, $.0625 par value;
   authorized 25,000,000 shares, 4,666,185
   shares issued and outstanding                    291,637         291,637

Additional paid-in capital                        5,755,232       5,755,232
Accumulated deficit                                (464,329)     (1,146,591)
Advances to parent                                 (668,479)         -

  Total stockholders' equity                      4,914,061       4,900,278

                                                 $5,065,525       5,508,145


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Three Months Ended
                                                              March 31,
                                                       1999            1998

Revenue:
 Oil and gas sales                                    $6,430         135,816
 Other income                                         17,400          41,907

   Total revenue                                      23,830         177,723

Expenses:
 Lease operating expenses                             10,376          43,704
 Depletion                                             3,150          19,600
 General and administrative,
   including $25,000 in 1999
   and $131,003 in 1998 to parent                     25,141          97,306

   Total expenses                                     38,667         160,610

   Net earnings (loss)                               (14,837)         17,113

Accumulated deficit at beginning of period           (449,492)     (1,040,254)

Accumulated deficit at end of period                ($464,329)     (1,023,141)

Loss per share                                         *               *

Weighted average number of common
       shares outstanding                           4,666,185       4,666,185

 * less than $.01 per share


    PART I - FINANCIAL INFORMATION

    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Operations and Accumulated Deficit
    (Unaudited)




                                                      Nine Months Ended
                                                            March 31,
                                                      1999            1998

Revenue:
 Oil and gas sales                                  $134,570         570,387
 Gain on sale of oil and gas properties              731,752         283,993
 Other income                                        101,133         145,267

   Total revenue                                     967,455         999,647


Expenses:
 Lease operating expenses                             51,024         135,077
 Depletion                                            25,735          69,672
 Exploration expenss                                     532          -
 General and administrative,
   including $181,745 in 1999
   and $264,000 in 1998 to parent                    207,902         383,276

   Total expenses                                    285,193         588,025

   Net earnings                                      682,262         411,622

Accumulated deficit at beginning of period        (1,146,591)     (1,434,763)

Accumulated deficit at end of period               ($464,329)     (1,023,141)

Basic earnings per common share                        $0.15            0.09

Weighted average number of common
       shares outstanding                          4,666,185       4,666,185



    PART I - FINANCIAL INFORMATION


    AMBER RESOURCES COMPANY
    (A Subsidiary of Delta Petroleum Corporation)

    Statements of Cash Flows
    (Unaudited)




                                                      Nine Months Ended
                                                            March 31,
                                                      1999            1998


Net cash provided by (used in) operating act         ($77,004)        101,333

Cash flows from investing activities:
  Additions to oil and gas properties                  (9,105)         (1,318)
  Proceeds from the sale of oil and gas properties  1,074,617         338,063

    Net cash provided by investing activities       1,065,512         336,745

Cash flows from financing activities-
  Changes in acccounts receivable from and
    accounts payable to parent                     (1,002,455)       (443,163)

    Net decrease in cash                              (13,947)         (5,085)

    Cash at beginning of the period                    14,661           6,440

    Cash at end of the period                            $714           1,355


    See accompanying notes to unaudited financial statements.


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Nine Months Ended March 31, 1999 and 1998
(Unaudited)



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

(2)  Oil and Gas Properties

     On November 15, 1998, the Company completed the sale of 17 oil and gas wells located in the Anardarko Basin of Oklahoma for approximately $1,075,000 to an unrelated entity.


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

          Liquidity and Capital Resources.

               At March 31, 1999, the Company had a working capital deficit of $148,750 compared to a working capital deficit of $522,028 at June 30, 1998. The Company's current liabilities include royalties payable of $131,720 at March 31, 1999 which represents the Company's estimate of royalties payable on production attributable to its interest in certain wells in Oklahoma. The Company believes that the operators of the affected wells have paid some of the royalties on behalf of the Company and have withheld such amounts from revenues attributable to the Company's interest in the wells. The Company has contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of the Company over the past five years, which amounts would reduce the amounts owed by the Company. To date the Company has not received information sufficient to allow it to determine the amounts paid by the operators. The Company has been informed by its legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

          After evaluation of the consideration described above, the Company believes that its cash flow from its existing producing properties, proceeds from the sale of producing properties, the repayment of advances from parent, and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

     Results of Operations

               Net Income (Loss).   The Company reported a net loss
of $14,837 and net income of $682,262 for the three and nine months ended March 31, 1999 compared to a net income of $17,113 and $411,622 for the same periods in 1998.

               Revenue.   Total revenues for the three and nine
months ended March 31, 1999 were $23,830 and $967,455 compared to $177,723 and $999,647 for the same periods in 1998. Oil and gas sales for the three and nine months ended March 31, 1999 were $6,430 and $134,570 compared to $135,816 and $570,387 for the same periods in 1998. The Company's oil and gas sales were impacted by the decrease in oil and gas prices and the sale of most of the Company's producing properties in November, 1998.

               Production volumes and average prices received for the three and nine months ended March 31, 1999 and 1998 are as follows:

                 Three Months Ended        Nine Months Ended
                       March 31,               March 31,
                    1999      1998           1999      1998

Production:
  Oil (Bbls)           74      120            416       429
  Gas (Mcfs)        2,978   61,143         68,698   232,328

Average Price:
  Oil (per Bbls)   $10.52   $17.32         $12.15    $18.66
  Gas (per Mcf)     $1.90    $2.19          $1.86     $2.42

          Lease Operating Expenses. Lease operating expenses were $10,376 and $51,024 for the three and nine months ended March 31, 1998 compared to $43,704 and $135,077 for the same periods in 1998. The decrease in lease operating expense can be attributed to the sale of most of the Company's producing properties in November, 1998.

          Depletion Expense. Depletion expense for the three and nine months ended March 31, 1999 were $3,150 and $25,735 compared to $19,600 and $69,672 for the same periods in 1998.

          General and Administrative Expenses.   General and
administrative expenses for the three and nine months ended March 31, 1999 were $25,141 and $207,902 compared to $97,306 and $383,276
for the same periods as in 1998.   Effective October 1, 1998, the
Company entered into an agreement with the Company's parent, whereby the Company will pay its parent an administration fee of $25,000 per quarter.

     Future Operations

          The Company's offshore California undeveloped properties are attributable to its interests in three federal units located offshore California near Santa Barbara.

          The Company's development plan currently provides for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; and 183 wells from two platforms for the Lion Rock Unit. On the Lion Rock Unit, platform A would be set in a water depth of approximately 507 feet, and Platform B would be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state-of-the-art."

     Current Status.

          On November 5, 1996, the MMS issued a Directed Suspension of Operations for the POCS Non-Producing Leases and Units, pursuant to CFR 250.10(b)(4), extending the existing Suspension of Operations ("SOO") from January 1, 1997 until December 31, 1998. This action permitted unit owners to cease paying lease payments to the Federal government and suspended the requirements relating to development of the leases during this period. The Directive cited the fact that the MMS had requested in 1992 that the lease owners participate in what became known as the COOGER (California Offshore Oil and Gas Energy Resources) Study and during the term of the study that the leases would be held under an SOO.

          The MMS issued a second letter on December 24, 1996 with the intent to notify all lease owners of the course of action to be followed by the lease and unit operators prior to the expiration of
the SOO.   In another letter, on December 3, 1998 (which superseded
a September 17, 1998 MMS letter), the MMS informed all owners and operators that due to delays in the COOGER Study, the SOO's on the units would be extended through the second quarter of 1999 and revised the dates for actions required by the previous letters. During the first half of 1999 each operator is to meet with the MMS to discuss conceptual plans that will lead to the timely development of the leases. By May 15, 1999, each operator has been directed to submit what the MMS has termed a "Schedule of Events" for a specific lease or unit that it operates and also a request for a Suspension of Production time period to execute the Schedule of Events. The lease Suspension of Operations and unit Schedule of Events, when approved by the MMS, will go into effect on July 1, 1999.

          In order to carry out the requirements of the December 31, 1996 and December 3, 1998 MMS letters, all operators of the units in which the Company owns non-operating interests (described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the operators will outline the mobile drilling unit well activities, including number and location. For development, the operators' reports will cover the total number of facilities involved, including platforms, pipelines, onshore processing facilities, transportation systems and marketing plans. The Company is participating with the operators in meeting the MMS schedules through meetings and consultations and is sharing in the costs as invoiced by the operators.

     Cost to Develop Offshore California Properties.

          The cost to develop all of the offshore California properties in which Amber owns an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated to be slightly in excess of $3 billion. The Company's share of such costs over the life of the properties is estimated to be $26,938,000.

          To the extent that Amber does not have sufficient cash available to pay its share of expenses when they become payable under the respective operating agreements, it will be necessary for Amber to seek funding from outside sources. Likely potential sources for such funding are currently anticipated to include (a) public and private sales of Amber Common Stock (which may result in substantial ownership dilution to existing shareholders), (b) bank debt from one or more commercial oil and gas lenders, (c) the sale of debt instruments to investors, (d) entering into farm-out arrangements with respect to one or more of Amber's interests in the properties whereby the recipient of the farm-out would pay the full amount of Amber's share of expenses and Amber would retain a carried ownership interest (which would result in a substantial diminution of Amber's ownership interest in the farmed-out properties), (e) entering into one or more joint venture relationships with industry partners, (f) entering into financing relationships with one or more industry partners, and (g) the sale of some or all of Amber's interests in the properties.

          It is unlikely that any one potential source of funding would be utilized exclusively. Rather, it is more likely that Amber will pursue a combination of different funding sources when the need arises. Regardless of the type of financing techniques that are ultimately utilized, however, it currently appears likely that because of Amber 's small size in relation to the magnitude of the capital requirements that will be associated with the development of the subject properties, Amber will be forced in the future to issue significant amounts of additional shares, pay significant amounts of interest on debt that presumably would be collateralized by all of Amber 's assets (including its offshore California properties), reduce its ownership interest in the properties through sales of interests in the property or as the result of farm-outs, industry financing arrangements or other partnership or joint venture relationships, or to enter into various transactions which will result in some combination of the foregoing. In the event that Amber is not able to pay its share of expenses as a working interest owner as required by the respective operating agreements, it is possible that Amber might lose some portion of its ownership interest in the properties under some circumstances, or that Amber might be subject to penalties which would result in the forfeiture of substantial revenues from the properties.

          While the cost to develop the offshore California properties in which Amber owns an interest are anticipated to be substantial in relation to Amber 's small size, management believes that the opportunities for Amber to increase its asset base and ultimately improve its cash flow are also substantial in relation to its size. Although there are several factors to be considered in connection with Amber 's plans to obtain funding from outside sources as necessary to pay its proportionate share of the costs associated with developing its offshore properties (not the least of which is the possibility that prices for petroleum products could continue to decline in the future to a point at which development of the properties is no longer economically feasible), management believes that the timing and rate of development in the future will in large part be motivated by the prices paid for petroleum products.

          To the extent that prices for petroleum products decline further from their current near historic lows, it is likely that development efforts will proceed at a slower pace to the end that costs will be incurred over a more extended period of time. In the event that petroleum prices increase, however, management believes that development efforts will intensify. Amber 's ability to successfully negotiate financing to pay its share of development costs on favorable terms will be inextricably linked to the prices that are paid for petroleum products during the time period in which development is actually occurring on each of the subject properties.

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

                              AMBER RESOURCES COMPANY
                              (Registrant)



Date: May 10, 1999               s/Aleron H. Larson, Jr.
                                 Aleron H. Larson, Jr.
                                 Chairman\CEO



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