Form 10KSB
period 1999-06-30
AMBER RESOURCES CO
filed 1999-09-28
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

[x]  Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 1999
                                    or
[ ]  Transition Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period           .

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended June 30, 1999 totaled
$989,390.

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of September 10, 1999 could not be determined because there is no established public trading market.

As of September 10, 1999, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.

                 The Index to Exhibits appears at Page 28.

                             TABLE OF CONTENTS

                                  PART I

                                                            PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                           1
ITEM 2.   DESCRIPTION OF PROPERTY                           5
ITEM 3.   LEGAL PROCEEDINGS                                 17
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          17

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              17
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                         18
ITEM 7.   FINANCIAL STATEMENTS                              21
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     21

                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 21
ITEM 10.  EXECUTIVE COMPENSATION                            23
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        24
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                25
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  25


FORWARD-LOOKING STATEMENTS                                  25



The terms "Amber", "Company", "we", "our", and "us" refer to Amber Resources Company unless the context suggests otherwise.

                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS

          (a)  Business Development

          Amber Resources Company ("Amber","the Company") is engaged in the exploration, development and production of oil and gas properties. Our business is conducted onshore in the continental United States and in the U.S. coastal waters offshore California. As of June 30, 1999, our principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California and interests in 20 producing wells in western Oklahoma (the "Oklahoma Properties"). At June 30, 1999, proved producing reserves attributable to our onshore properties were estimated to be approximately .19 Bcf of gas and 835 Bbls of oil. There are uncertainties as to the timing of the development of our offshore properties. (See "Description of Properties"; Item 2 herein.)

          The Company, a Delaware corporation, was established January 17, 1978. Our offices are located at Suite 3310, 555 17th Street, Denver, Colorado 80202. As of June 30, 1999, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of our outstanding common stock. The Company is managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

          At June 30, 1999, Amber had an authorized capital of 5,000,000 shares of $1.00 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

          (b)  Business of Issuer.

          During the year ended June 30, 1999, we were engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. Our oil and gas operations have been comprised primarily of production of oil and gas. We currently have producing oil and gas interests in the Anadarko Basin in Oklahoma and interests in undeveloped offshore Federal leases and units near Santa Barbara, California.

          (1) Principal Products or Services and Their Markets. The principal products produced by us are crude oil and natural gas. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies which have facilities near our producing properties.

          (2) Distribution Methods of the Products or Services. Oil and natural gas produced from our wells are normally sold to the purchasers referenced in (6) below. Oil is picked up and transported by the purchaser from the wellhead. In some instances we are charged a fee for the cost of transporting the oil, which fee is deducted from or calculated into the price paid for the oil. Natural gas wells are connected to pipelines owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

          (3) Status of Any Publicly Announced New Product or Service. We have not made a public announcement of, and no information has otherwise become public about, a new product or industry segment requiring the investment of a material amount of our total assets.

          (4) Competitive Business Conditions. Oil and gas exploration and acquisition of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. We do not hold a significant competitive position in the oil and gas industry.

          (5) Sources and Availability of Raw Materials and Names of Principal Suppliers. Oil and gas may be considered raw materials essential to our business. The acquisition, exploration, development, production, and sale of oil and gas are subject to many factors which are outside of our control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe, and other equipment and supplies, proximity to pipelines, the supply and price of other fuels, and the regulation of prices, production, transportation, and marketing by the Department of Energy and other federal and state governmental authorities.

          (6) Dependence on One or a Few Major Customers. We have two major customers for the sale of oil and gas as of the date of this report. The loss of any customer would not have a material adverse effect on our business because of the availability of alternative customers and the marketability of the oil and gas in the regions.

          (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts. We do not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and federal governments. We are not a party to any labor contracts.

          (8) Need for Any Governmental Approval of Principal Products or Services. Except that we must obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas, we do not need to obtain governmental approval of our principal products or services.

          (9)  Government Regulation of the Oil and Gas Industry.

          General.

          Our business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

          We believe that our operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry.

          The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

          Environmental Regulation.

          Together with other companies in the industries in which we operate, our operations are subject to numerous federal, state, and local environmental laws and regulations concerning its oil and gas operations, products and other activities. In particular, these laws and regulations require the acquisition of permits, restrict the type, quantities, and concentration of various substances that can be released into the environment, limit or prohibit activities on certain lands lying within wilderness, wetlands and other protected areas, regulate the generation, handling, storage, transportation, disposal and treatment of waste materials and impose criminal or civil liabilities for pollution resulting from oil, natural gas and petrochemical operations.

          Governmental approvals and permits are currently, and may in the future be, required in connection with our operations. The duration and success of obtaining such approvals are contingent upon many variables, many of which are not within our control. To the extent such approvals are required and not obtained, operations may be delayed or curtailed, or we may be prohibited from proceeding with planned exploration or operation of facilities.

          Environmental laws and regulations are expected to have an increasing impact on our operations, although it is impossible to predict accurately the effect of future developments in such laws and regulations on our future earnings and operations. Some risk of environmental costs and liabilities is inherent in particular operations and products of ours, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs and liabilities will not be incurred. However, we do not currently expect any material adverse effect upon our results of operations or financial position as a result of compliance with such laws and regulations.

          Although future environmental obligations are not expected to have a material adverse effect on our results of operations or financial condition of the Company, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur substantial environmental liabilities or costs.

          Hazardous Substances and Waste Disposal.

          We currently own or lease interests in numerous properties that have been used for many years for natural gas and crude oil production. Although the operator of such properties may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us. In addition, some of these properties have been operated by third parties over whom we had no control. The U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the management and disposal of wastes. Although CERCLA currently excludes petroleum from cleanup liability, many state laws affecting our operations impose clean-up liability regarding petroleum and petroleum related products. In addition, although RCRA currently classifies certain exploration and production wastes as "nonhazardous," such wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. If such a change in legislation were to be enacted, it could have a significant impact on our operating costs, as well as the gas and oil industry in general.

               Oil Spills.

          Under the Federal Oil Pollution Act of 1990, as amended ("OPA"), (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or wilful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances.

          In addition, with respect to certain offshore facilities, OPA requires evidence of financial responsibility in an amount of up to $150 million. Tank vessels must provide such evidence in an amount based on the gross tonnage of the vessel. Failure to comply with these requirements or failure to cooperate during a spill event may subject a Responsible Party to civil or criminal enforcement actions and penalties.

          Offshore Production.

          Offshore oil and gas operations in U.S. waters are subject to regulations of the United States Department of the Interior which currently impose strict liability upon the lessee under a Federal lease for the cost of clean-up of pollution resulting from the lessee's operations, and such lessee could be subject to possible liability for pollution damages. In the event of a serious incident of pollution, the Department of the Interior may require a lessee under Federal leases to suspend or cease operations in the affected areas.

          (10) Research and Development. We do not engage in any research and development activities. Since its inception, the Company has not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

          (11) Environmental Protection. Because we are engaged in acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material change in our business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to the Company since its inception. In addition, we do not anticipate that such expenditures will be material during the fiscal year ending June 30, 2000.

          (12) Employees.  We have no full time employees.

ITEM 2.   DESCRIPTION OF PROPERTIES

          (a)  Office Facilities:

          We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

          (b)  Oil and Gas Properties

          We own interests in oil and gas properties located offshore California and in Oklahoma. Wells from which we receive revenues are owned only partially by us. We did not file oil and gas reserve estimates with any federal authority or agency other than the SEC during our years ended June 30, 1999 and 1998.

          Offshore Federal Waters: Santa Barbara, California Area

          We own interests in three undeveloped federal units located in federal waters offshore California near Santa Barbara.

          The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Eight POCS lease sales and subsequent drilling conducted between 1966 and 1984 have resulted in the discovery of an estimated two billion Bbls of oil and three trillion cubic feet of gas. Of these totals, some 869 million Bbls of oil and 819 billion cubic feet of gas have been produced and sold. Currently, POCS production is approximately 150,000 Bbls of oil and 210 million cubic feet of gas per day according to the Minerals Management Service of the Department of the Interior ("MMS").

          Most of the early offshore production was from Pliocene age sandstone reservoirs. The more recent developments are from the highly fractured zones of the Miocene age Monterey Formation. The Monterey is productive in both the Santa Barbara Channel and the offshore Santa Maria Basin. It is the principal producing horizon in the Point Arguello field, the Point Pedernales field, and the Hondo and Pescado fields in the Santa Ynez Unit. Because the Monterey is capable of relatively high productive rates, the Hondo field, which has been in production since late 1981, has already surpassed 190 million Bbls of production.

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

          The first three miles seaward of the coastline are administered by each state and are known as "State Tidelands" in California. Within the State Tidelands off Santa Barbara County, the State of California, through the State Lands Commission, regulates oil and gas leases and the installation of permanent and temporary producing facilities. Because the three units in which the Company owns interests are located in the POCS seaward of the three mile limit, leasing, drilling, and development of these units are not directly regulated by the State of California. However, to the extent that any production is transported to an on-shore facility through the state waters, the Company's pipelines (or other transportation facilities) would be subject to California state regulations. Construction and operation of the pipelines
would require permits from the state.   Additionally, all
development plans must be consistent with the Federal Coastal Zone
Management Act ("CZMA").   In California the decision of CZMA
consistency is made by the California Coastal Commission.

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

          Each working interest owner will be required to pay its proportionate share of these costs based upon the amount of the interest that it owns. The size of our working interest in these units varies from .87% to 6.97%. We may be required to farm out all or a portion of our interests in these properties to a third party if we cannot fund our share of the development costs. There can be no assurance that we can farm out our interests on acceptable terms.

          These units have been formally approved and are regulated by the MMS. While the Federal Government has recently attempted to expedite this process of obtaining permits and authorizations necessary to develop the properties, there can be no assurance that it will be successful in doing so. We do not have a controlling interest in and do not act as the operator of any of the offshore California properties and consequently we will not control the timing of either the development of the properties or the expenditures for development unless we choose to unilaterally propose the drilling of wells under the relevant operating agreements.

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

          No specific decisions regarding levels of offshore oil and gas development or individual projects will occur in connection with the COOGER study. Information presented in the study is intended to be utilized as a reference document to provide the public, decision makers and industry with a broad overview of cumulative industry activities and key issues associated with a range of development scenarios. The exact effects upon offshore development of the adoption of any one of the scenarios are not yet capable of analysis because the study has not yet been completed and reviewed. However, we have evaluated our position with regard to the scenarios currently being studied with respect to properties located in the eastern and central subregions (which include the Sword Unit and the Gato Canyon Unit) and the results of such evaluation are set forth below:

               Scenario 1     No new development of existing
               offshore leases. If this scenario were ultimately to be adopted by governmental decisionmakers as the proper course of action for development, our offshore California properties would in all likelihood have little or no value. In this scenario we would seek to cause the Federal government to reimburse us for all money spent by us and our predecessors for leasing and other costs and for the value of the oil and gas reserves found on the leases through our exploration activities and those of our predecessors.

               Scenario 2     Development of existing leases,
               using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. Although the exact effects upon offshore development are not yet capable of analysis because the study has not yet been completed, it is likely that the adoption of this scenario by governmental decision makers and the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

               Scenario 3     Development of existing leases,
               using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. Although the details of this scenario are not yet available because the study has not been completed, it would appear that this is approximately the same scenario that is anticipated by our management.

               Scenario 4     Development of existing leases after
               decommissioning and removal of some or all existing onshore facilities. This scenario includes new facilities, and perhaps new sites, to handle anticipated potential future production. There is currently insufficient information available to assess the impact of this scenario on us, but it would appear likely that we would incur increased costs and that revenues would be received more quickly.

               We have also evaluated our position with regard to the scenarios currently being studied with respect to properties located in the northern subregion (which includes the Lion Rock Unit), the results of which are as follows:

               Scenario 1     No new development of existing
               offshore leases. If this scenario were ultimately to be adopted by governmental decisionmakers as the proper course of action for development, our offshore California properties would in all likelihood have little or no value. In this scenario we would seek to cause the Federal government to reimburse us for all money spent by us and our predecessors for leasing and other costs and for the value of the oil and gas reserves found on the leases through our exploration activities and those of our predecessors.

               Scenario 2     Development of existing leases,
               using existing onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities. Although the exact effects upon offshore development are not yet capable of analysis because the study has not yet been completed, it is likely that the adoption of this scenario by governmental decision makers and the industry as the proper course of action for development would result in lower than anticipated costs, but would cause our properties to be developed over a significantly extended period of time.

               Scenario 3     Development of existing leases,
               using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. Although the details of this scenario are not yet available because the study has not been completed, it would appear that this is approximately the same scenario that is anticipated by our management.

               Scenario 4     Development of existing offshore
               leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively low rate of expanded development. This scenario allows for a new site(s). There is currently insufficient information available to assess the impact of this scenario on us.

               Scenario 5     Development of existing offshore
               leases, using existing onshore facilities with additional capacity or adding new facilities to handle a relatively higher rate of expanded development. This scenario allows for a new site(s). There is currently insufficient information available to assess the impact of this scenario on Amber, but it would appear likely that we would incur increased costs and that revenues would be received more quickly.

          Our development plan currently provides for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; and 183 wells from two platforms for the Lion Rock Unit. On the Lion Rock Unit, platform A will be set in a water depth of approximately 507 feet, and Platform B will be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain in each unit was found to fall within the reach limits now considered to be "state-of-the-art."

          Current Status. On October 15, 1992 the MMS directed a Suspension of Operations ("SOO") effective January 1, 1993, for the POCS non-producing leases and units, pursuant to CFR 250.10, to enable the lease owners to participate in what became known as the COOGER Study. This allowed the leases to be held under an SOO during the term of the study thereby permitting the owners to cease paying lease payments to the Federal government and suspending the requirements relating to development of these leases during this period.

          The MMS has extended the SOO from time to time to allow completion of the COOGER Study. Most recently the MMS directed an additional SOO through November 15, 1999 when unit operators are required to have submitted descriptions of their exploration plans for the leases to support their requests for Suspension of
Production ("SOP") status for the leases.   Each operator has or
will submit what the MMS has termed a Schedule of Events for a specific lease or unit that it operates and also a request for a SOP time period to execute the Schedule of Events.

          In order to carry out the requirements of the MMS, all operators of the units in which we own non-operating interests (described below) are currently engaged in studies to develop a conceptual framework and general timetable for continued delineation and development of the leases. For delineation, the operators will outline the mobile drilling unit well activities, including number and location. For development, the operators' reports will cover the total number of facilities involved, including platforms, pipelines, onshore processing facilities, transportation systems and marketing plans. We are participating with the operators in meeting the MMS schedules through meetings, and consultations and in sharing in the costs as invoiced by the operators.

          Cost to Develop Offshore California Properties. The cost to develop all of the offshore California properties in which we own an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated to be slightly in excess of $3 billion. Our share of such costs over the life of the properties is estimated to be $26,938,000.

          To the extent that we do not have sufficient cash available to pay our share of expenses when they become payable under the respective operating agreements, it will be necessary for us to seek funding from outside sources. Potential sources for such funding are currently anticipated to include (a) public and private sales of our common stock (which may result in substantial ownership dilution to existing shareholders), (b) bank debt from one or more commercial oil and gas lenders, (c) the sale of debt instruments to investors, (d) entering into farm-out arrangements with respect to one or more of our interests in the properties whereby the recipient of the farm-out would pay the full amount of our share of expenses and we would retain a carried ownership interest (which would result in a substantial diminution of our ownership interest in the farmed-out properties), (e) entering into one or more joint venture relationships with industry partners, (f) entering into financing relationships with one or more industry partners, and (g) the sale of some or all of our interests in the properties.

          It is unlikely that any one potential source of funding would be utilized exclusively. Rather, it is more likely that we will pursue a combination of different funding sources when the need arises. Regardless of the type of financing techniques that are ultimately utilized, however, it currently appears likely that because of our small size in relation to the magnitude of the capital requirements that will be associated with the development of the subject properties, we will be forced in the future to issue significant amounts of additional shares, pay significant amounts of interest on debt that presumably would be collateralized by all of our assets (including its offshore California properties), reduce our ownership interest in the properties through sales of interests in the property or as the result of farm-outs, industry financing arrangements or other partnership or joint venture relationships, or to enter into various transactions which will result in some combination of the foregoing. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of its ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties.

          While the cost to develop the offshore California properties in which we own an interest are anticipated to be substantial in relation to our small size, we believe that the opportunities for us to increase our asset base and ultimately improve our cash flow are also substantial in relation to our size. Although there are several factors to be considered in connection with our plans to obtain funding from outside sources as necessary to pay our proportionate share of the costs associated with developing our offshore properties (not the least of which is the possibility that prices for petroleum products could decline in the future to a point at which development of the properties is no longer economically feasible), we believe that the timing and rate of development in the future will in large part be motivated by the prices paid for petroleum products.

          To the extent that prices for petroleum products were to decline below their recent near historic lows, it is likely that development efforts will proceed at a slower pace to the end that costs will be incurred over a more extended period of time. If petroleum prices increase, however, we believe that development efforts will intensify. Our ability to successfully negotiate financing to pay our share of development costs on favorable terms will be inextricably linked to the prices that are paid for petroleum products during the time period in which development is actually occurring on each of the properties.

          Gato Canyon Unit. We hold a 6.97% working interest in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit; three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and, one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including our federal leases and/or units).

          The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore (see Map). Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field is anticipated to be processed onshore at the existing Las Flores Canyon facility (see
Map). Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map). Offshore pipeline distance to access the Las Flores site is approximately six miles. Our share of the estimated capital costs to develop the Gato Canyon field are approximately $20,174,000.

          The Gato Canyon Unit leases are currently held under a Suspension of Operations until November 15, 1999. Thereafter, the Unit operator intends to carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include the preparation of an updated Exploration Plan, which is expected to include plans to drill an additional delineation well. This well will be used to determine the final location of the development platform. Following the platform decision, a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals.

          Lion Rock Unit. We hold a 1% net profits interest in the Lion Rock Unit. The Lion Rock Unit is operated by Aera Energy LLC. An aggregate of seven test wells have been drilled on the Lion Rock Unit. Four of these wells were completed and tested and indicated
the presence of oil and gas in the Monterey Formation.   One test
well was drilled by Socal (now Chevron) in 1965 and six wells were drilled by Phillips Petroleum, one in 1982, two in 1983, two in 1984 and one in 1985.

          The Lion Rock Unit is located in the Offshore Santa Maria Basin eight to ten miles from the coastline (see Map). Water depths range from 300 feet to 600 feet in the area of the field. The oil and gas produced at Lion Rock will be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility (see Map). The oil will be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocal Pipeline (see Map). Offshore pipeline distance will be eight to ten miles depending on the point of landfall.

          The Lion Rock Unit is currently held under a Suspension of Operations until November 15, 1999. Thereafter, the Unit operator intends to carry out a Schedule of Events under a Suspension of Production. The Schedule of Events will include interpretation of the 3D seismic survey and the preparation of an updated Plan of Development leading to production. Additional delineation wells may or may not be drilled depending on the outcome of the interpretation of the 3D survey.

          Sword Unit. We hold a .87% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6 degrees API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985.

          The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello field's Platform Hermosa (see Map). Water depths range from 1000 feet to 1800 feet in the area of the field. The oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil transported out of Santa Barbara County in the All American Pipeline (see Map). Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline proposed to be laid from a platform located in the northern area of the Sword field to Platform Hermosa will be approximately five miles in length. Our share of the estimated capital costs to develop the Sword field is approximately $6,764,000.

          The Sword Unit leases are currently held under a Suspension of Operations until November 15, 1999. Thereafter, the Unit operator intends to carry out a Schedule of Events under a Suspension of Production. Included in the Schedule of Events will be preparation of an updated Exploration Plan leading to the drilling of an additional delineation well.

                                 MAP

   Map depicting Santa Barbara County, California oil and gas facilities in relation to offshore federal units in which the Company owns interests.

     Oklahoma.

          We own non-operated working interests in 20 natural gas wells in the Anadarko Basin of Oklahoma. The wells range in depth from 14,000 to 20,000 feet and produce from the Red Fork, Atoka, Morrow and Springer formations. Most of our reserves are in the Atoka formation. The working interests range from less than 1% to 23% and average about 2% per well. Many of the wells have remaining productive lives of 20 to 30 years.

          (c)  Production

          We are not obligated to provide a fixed and determined quantity of oil and gas in the future under existing contracts or agreements. During the last three fiscal years we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer. The following table sets forth our net production of oil and gas, average sales prices and average production costs during the periods indicated.

          The average oil and gas price per unit and average production costs per unit for the Company are set forth below:

                               Year Ended      Year Ended      Year Ended
                             June 30, 1999   June 30, 1998    June 30, 1997

Average sales price:

 Oil (per barrel)                 $11.63           17.31            21.19

 Natural Gas (per Mcf)             $1.88            2.34             2.28

 Production costs (per
     Mcf equivalent)                $.82             .57              .50

          The profitability of our oil and gas production activities is affected by the fluctuations in the sale prices of our oil and gas production. (See "Management's Discussion and Analysis of Plan of Operation").

          (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 1999, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                        Oil                 Gas          Developed Acres
                Gross(1)  Net(2)     Gross(1)  Net(2)   Gross(1)   Net(2)

Oklahoma           0        0           20      0.41      3,200      211

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

          (e)  Undeveloped Acreage.

          At June 30, 1999, we held undeveloped acreage by state as set forth below:

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

     (2)  Consists of Federal leases offshore near Santa Barbara,
          California.

          (f)  Drilling Activities

          During the years ended June 30, 1999 and 1998, we participated in the recompletion of one well each year, but did not participate in the drilling of any new wells.

ITEM 3.   LEGAL PROCEEDINGS

          There is no litigation pending or threatened by or against us or any of our properties as of June 30, 1999.

          The operators of the offshore Federal units in which we own interests have each filed Notices of Appeal on behalf of themselves and the co-owners of the various units, including Amber, with the United States Department of Interior of a June 25,1999 order issued by the Regional Director, Pacific OCS Region, terminating existing Suspensions of Production in effect prior to the present Suspension of Operations. We do not expect that the outcome of any later appeal that might be filed pursuant to the Notice of Appeal will have any material affect upon our property interests because the operators are in the process of requesting new Suspension of Production status for each of the units which, if granted, will replace the existing Suspension of Operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a)  Market or Markets:

          We currently have, and have had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are listed on NASDAQ or another exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during 1998 and 1999 have not been available.

          (b)  Approximate Number of Holders of Common Stock:

          The number of holders of record of our securities at June 30, 1999 was approximately 1,000.

          (c)  Dividends:

          We have not declared any cash dividends and has no plan for the payment of dividends on our Common Stock in the foreseeable future. Future payment of such dividends, if any, will depend on the applicable legal and contractual restrictions including those discussed above, as well as our financial condition and financial requirements and general conditions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.

          Liquidity and Capital Resources.

          At June 30, 1999, we had a working capital deficit of $131,060 compared to a working capital deficit of $522,028 at June 30, 1998. Our working capital deficit is primarily a result of royalties payable.

          Our current liabilities include royalties payable of $114,323 at June 30, 1999 which represent our estimate of royalties payable on production attributable to our interest in certain wells
in Oklahoma.   We believe that the operators of the affected wells
have paid some of the royalties on behalf of us and have withheld such amounts from revenues attributable to our interest in the wells. We have contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of us over the past five years, which amounts would reduce the amounts we owed. We have been informed by our legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 1999 and 1998.

          We believe that it is unlikely that all claims that might be made for payment of royalties payable would be made at one time. We also believe, although there can be no assurance, that we may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

          We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our existing properties. We will continue to seek additional sources of both short-term and long-term liquidity to fund our working capital deficit and our capital requirements for development of our properties, including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties although there can be no assurance that we will be successful in our efforts. Many of the factors which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

          After evaluation of the considerations described above, we believe that our existing cash balances, cash flow from our existing producing properties, proceeds from the sale of oil and gas properties, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year.

          Results of Operations

          Net Income.   Our net income for the years ended June 30,
1998 and 1998 was $659,149 and $288,172, respectively.  The
increase in net earnings can primarily be attributed to a gain on the sale of properties of $731,752 during the year ended June 30, 1999 compared to a gain on sale of oil and gas properties of $283,993 during the year ended June 30, 1998.

          Revenue.    Total revenue for the year ended June 30,
1999 was $989,390 compared to $1,173,329 for the year ended June 30, 1998. Oil and gas sales for the year ended June 30, 1999 was $139,105 compared to $702,161 for the year ended June 30, 1998.
The decrease in oil and gas sales for the year ended June 30, 1999 compared to the year ended June 30, 1998 is attributable to the sale of the majority of our productive oil and gas wells during the year coupled with a decrease in the average price received for oil and gas sales.

          Production volumes and average prices received for the years ended June 30, 1999 and 1998 are as follows:

                                Year Ended                   Year Ended
                              June 30, 1999                June 30, 1998


Production:

     Oil (barrels)                 604                            565
     Gas (Mcf)                  70,235                        296,329

Average Price:

     Oil (per barrel)           $11.63                          17.31
     Gas (per Mcf)              $ 1.88                           2.34


          Lease Operating Expenses. Lease operating expenses for the year ended June 30, 1999 was $60,411 compared to $171,354 for the year ended June 30, 1998. On a MCF equivalent basis production expenses and taxes were $.82 per Mcf equivalent during the year ended June 30, 1999 compared to $.57 for the year ended June 30, 1998.

          Depletion Expense. Depletion expense for the year ended June 30, 1999 was $31,682 compared to $90,108 for the year ended
June 30, 1998.

          Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. We incurred exploration costs of $1,494 and $20,464 for the years ended June
30, 1999 and 1998, respectively.

          General and Administrative Expenses. General and administrative expense for the year ended June 30, 1999 was $236,654 compared to $603,231 for the year ended June 30, 1998. General and administrative expenses decreased from 1998 to 1999 primarily as a result of the change in management fee charged by us after the sale of our most productive wells leaving less of a need for administrative support.

          Year 2000

          We have completed a review of our computer system and applications (which began in fiscal 1997) to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

          On the basis of our review, we currently believe that the Year 2000 issue will not pose material operational problems for us. To our knowledge after investigation, no "embedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 concern.

          Because we believe that we have no material internal Year 2000 problems, we have not and do not expect to expend a significant amount of funds to address Year 2000 issues. It is our policy to continue to review our suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to us.

          In addition to the foregoing, we have contacted our major vendors and have received either oral or written assurances from our major vendors or has reviewed assurances contained on vendors' web sites that they have no material Year 2000 problems. We believe that our vendors are largely fungible; therefore, in the event a vendor's representations regarding its Year 2000 compliance were untrue for any reason, we believe that we could find adequate Year 2000-compliant vendors as substitutes.

          We have also received either oral or written assurances from our customers or have reviewed assurances contained on our customers' web sites that they have no Year 2000 problems which would materially adversely affect the business or operations of the Company.

          The information contained in this Year 2000 discussion is forward-looking and involves risks and uncertainties that may cause actual results to vary materially from those projected. Some factors that could significantly impact our expected Year 2000 compliance and the estimated cost thereof include internal computer hardware or software problems which have not as yet been identified by us, and currently undisclosed and unanticipated problems which may be encountered by third parties with whom Amber has business relationships.

          Recent Accounting Standards and Pronouncements

          Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement required an entity to establish at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not assessed the impact, if any, that SFAS 133 will have on its financial statements.

ITEM 7.   FINANCIAL STATEMENTS

          Financial Statements are included beginning on Page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.  Not applicable.


                                 PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)  Executive Officers and Directors:

          Information with respect to our executive officers and directors is set forth below:

Aleron H. Larson, Jr.    54  Chairman of the Board,   May 1987 to Present
                                                      Chief Executive Officer
                                                      Secretary, Treasurer,
                                                      and a Director

Roger A. Parker          37  President and            May 1987 to Present
                               a Director

Terry D. Enright         50  Director                 November 1987 to
                                                          Present

Jerrie F. Eckelberger    55  Director                 September 1996
                                                         to Present


              All of our directors hold office until the next annual meeting of our stockholders and until their successors have been elected and have qualified. There is no family relationship between or among any of our executive officers and directors.

              Aleron H. Larson, Jr., age 54, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 13.8% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Delta Petroleum Corporation, a public oil and gas company which is the parent and majority owner of Amber. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a
public Colorado oil and gas Company which is now inactive.   Mr.
Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

              Roger A. Parker, age 37, served as the President, a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Delta Petroleum Corporation, which is the parent and majority owner of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President and a Director of Apex Operating Company,
Inc. since its inception in 1987.   He was at various times, from
1982 to 1989, a Director, Executive Vice President, President and
Shareholder of Ampet, Inc.   He received a Bachelor of Science in
Mineral Land Management from the University of Colorado in 1983.
He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

              Terry D. Enright, age 50, has been in the oil and gas business since 1980. He serves as a Director of both the Company and Delta Petroleum Corporation, which is the parent and majority owner of Amber. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general
oil and gas consulting work.   Mr. Enright received a B.S. in
Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973.
He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

              Jerrie F. Eckelberger, age 55, is an investor, real estate developer and attorney who has practiced law in the State of
Colorado for 28 years.   He serves as a Director of both the
Company and Delta Petroleum Corporation, which is the parent and
majority owner of Amber.   He graduated from Northwestern
University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado
 . After spending two years in the litigation department of a Denver law firm, he founded Eckelberger & Associates of which he is still the principal member. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law firm with offices in Englewood, Colorado. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. He is presently the President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate. Additionally, Mr. Eckelberger is the Managing Member of the Woods at Pole Creek, LLC, a Colorado limited liability company, specializing in real estate development.

              There is no family relationship among any of the Directors.

              Messrs. Enright and Eckelberger serve as the Audit, Compensation and Incentive Plan Committee.


ITEM 10.     EXECUTIVE COMPENSATION.

              No officer or director received compensation directly from the Company during the years ended June 30, 1999, 1998 and 1997. Messers. Larson and Parker, Chairman and President, respectively, are compensated by Delta which is paid under a management agreement with the Company. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.


              (a)&(b) Security Holdings of Management and Persons Controlling More than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.


Name and Address of              Amount & Nature of
Beneficial Owners                Beneficial Ownership    Percent of Class

Delta Petroleum Corporation         4,277,977 (1)            91.68% (1)
555 17th Street, Suite 3310
Denver, Colorado 80202

Roger A. Parker                     4,277,977 (1)            91.68% (1)
555 17th St., Ste. 3310
Denver, CO  80202

Aleron H. Larson, Jr.               4,277,977 (1)            91.68% (1)
555 17th St., Ste. 3310
Denver, CO  80202

Terry D. Enright                    4,277,977 (1)            91.68% (1)
P.O. Box 227
Hygiene, Colorado 80533

Jerrie F. Eckelberger                4,277,977(1)             91.68% (1)
5575 DTC Parkway, #118
Englewood, CO 80111

Management as a Group
(4 people)                           4,277,977(1)             91.68% (1)

(1) All shares are owned by Delta; Messrs. Larson and Parker are officers, directors and controlling shareholders of Delta.
     Messrs. Enright and Eckelberger are also directors of Delta.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $206,745 for the year ended June 30, 1999, and $570,000 for the year ended June 30, 1998. We had a receivable to Delta of $633,622 recorded as a reduction in equity at June 30, 1999 and a payable to Delta of $333,976 at June 30, 1998.

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

          The Exhibits listed in the Index to Exhibits appearing at page 28 are filed as part of this report.

          (b)  Reports on Form 8-K:  None

                        FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements within meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, the status of and/or future expectations for our offshore properties, our ability to make and integrate acquisitions and the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     *    a decline in oil and/or gas production or prices,

     *    incorrect estimates of required capital expenditures,

     * increases in the cost of drilling, completion and gas collection or other costs of production and operations,

     *    an inability to meet growth projections, and

     *    other risk factors discussed or not discussed herein.

     In addition, the words "believe", "may", "will", "estimate",
"continue", "anticipate", "intend", "expect" and similar expressions, as they relate to Amber, our business or our management, are intended to identify forward-looking statements.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-KSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this document may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.


                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     By (Signature and Title)            s/Aleron H. Larson, Jr
                                         Aleron H. Larson,Jr., Director

     Date                                         9/27/99



     By (Signature and Title)
                                         s/Roger A. Parker
                                         Roger A. Parker, Director

     Date                                         9/27/99



     By (Signature and Title)
                                         s/Terry D. Enright
                                         Terry D. Enright, Director

     Date                                         9/27/99



     By (Signature and Title)
                                         s/Jerrie F. Eckelberger
                                         Jerrie F. Eckelberger, Director

     Date                                         9/27/99


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

     10.2 Amber Resources Company 1996 Incentive Plan. Incorporated by reference from Exhibit 99.1 of the Company's December 4, 1996 Form 8-K.

     10.3 Agreement between Amber Resources Company and Delta
          Petroleum Corporation dated effective October 1, 1998.

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

(27) Financial Data Schedule. Filed herewith electronically.

(99) Additional Exhibits. Not applicable.


                       Independent Auditors' Report


The Board of Directors and Stockholders
Amber Resources Company:


We have audited the accompanying consolidated balance sheets of Amber Resources Company (the Company), (a subsidiary of Delta Petroleum Corporation), and subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company and subsidiary as of June 30, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                  s/KPMG LLP
                                   KPMG LLP





Denver, Colorado
September 21, 1999


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS
June 30, 1999 and 1998






                                                   1999              1998

ASSETS

Current assets:
  Cash                                        $        961           14,661
  Accounts receivable                                2,000           71,178

    Total current assets                             2,961           85,839


Oil and gas properties, successful efforts
  method of accounting (Note 1 and 5):
  Undeveloped offshore California properties      5,006,276        5,006,276
  Developed onshore domestic properties             195,531        1,264,134
                                                  5,201,807        6,270,410

  Accumulated depletion                            (144,943)        (848,104)

    Net oil and gas properties                    5,056,864        5,422,306

                                                 $5,059,825        5,508,145


LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
  Accounts payable:
    Trade                                        $   19,697           41,059
    Parent                                              -            333,976
  Royalties payable                                 114,323          232,832

    Total current liabilities                       134,020          607,867

Stockholders' equity:
  Preferred stock, $1.00 par value; Authorized
    5,000,000 shares of Class A convertible
    preferred stock, none issued (Note 2)               -                 -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares, 4,666,185
    shares issued and outstanding                   291,637          291,637
  Additional paid-in capital                      5,755,232        5,755,232
  Accumulated deficit                              (487,442)      (1,146,591)
  Advances to parent                               (633,622)            -

    Total stockholders' equity                    4,925,805        4,900,278

                                                 $5,059,825        5,508,145



STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Years Ended June 30, 1999 and 1998



                                                       1999            1998

Revenue:
  Oil and gas sales                                $  139,105        702,161
  Gain on sale of oil and gas properties              731,752        283,993
  Other income                                        118,533        187,175

    Total revenue                                     989,390      1,173,329


Expenses:
  Lease operating expenses                             60,411        171,354
  Depletion                                            31,682         90,108
  Exploration expenses                                  1,494         20,464
  General and administrative,
     including $206,745 in 1999
     and $570,000 in 1998 to parent (Note 4)          236,654        603,231

    Total expenses                                    330,241        885,157

    Net income                                        659,149        288,172

Accumulated deficit at beginning of the year       (1,146,591)    (1,434,763)

Accumulated deficit at end of the year             $ (487,442)    (1,146,591)

Basic earnings per share                            $     0.14         0.06

Weighted average number of common
       shares outstanding                             4,666,185     4,666,185



Statements of Cash Flows
Years Ended June 30, 1999 and 1998



                                                       1999           1998

Cash flows from operating activities:
  Net income                                       $  659,149        288,172
  Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
    Gain on sale of oil and gas properties           (731,752)      (283,993)
    Write-off of royalties payable                   (118,509)      (186,976)
    Depletion                                          31,682         90,108
  Net changes in current assets and
      current liabilities
    Decrease in accounts receivable                    69,178         40,550
    (Decrease) increase in accounts payable           (21,362)        24,778

Net cash used in operating activities                (111,614)       (27,361)

Cash flows from investing activities:
  Additions to oil and gas properties                  (9,105)        (1,318)
  Proceeds from the sale of oil and gas properties  1,074,617        338,063

    Net cash provided by investing activities       1,065,512        336,745

Cash flows from financing activities-
  Changes in acccounts receivable from and
    accounts payable to parent                       (967,598)       (301,163)

    Net increase (decrease) in cash                   (13,700)          8,221

    Cash at beginning of the year                      14,661           6,440

    Cash at end of the year                        $      961          14,661



                      See accompanying notes to financial statements.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 1999 and 1998



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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of June 30, 1999, the Company had a working capital deficit of $131,059. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligation in a timely manner.

     The Company is taking steps to reduce losses and generate cash flow from operations which management believes will generate sufficient cash flow to meet its obligations in a timely manner. Should the Company be unable to achieve its projected cash flow from operations additional financing or sale of oil and gas properties could be necessary. The Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

     Oil and Gas Properties

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

     Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depletion is removed from the accounts and any gain or loss is credited or charged to operations.

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

     Impairment of Long-Lived Assets

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

     As of June 30, 1999, the Company had produced approximately
18,000 Mcf less than its entitled share of production. The undiscounted value of this imbalance is approximately $40,000 using the lower of the price received for the natural gas, the current market price or the contract price as applicable.

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

     The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amount have been written off and recorded as other income in 1999 and 1998.

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

     Earnings (Loss) per Share

     Basic earnings (loss) per share is computed by dividing net earnings (loss) attributes to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. The Company does not have any dilutive instruments and as such, no diluted earnings per share has been presented.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

(2)  Preferred Stock

     The Board of Directors is authorized to issue 5,000,000 shares of 9% Class A convertible preferred stock having a par value of $1 per share. At the option of the Company, this preferred stock is convertible at a rate of .625 shares of common stock for each share of Class A convertible preferred stock. As of the year ended June 30, 1999 and 1998, no preferred stock were issued and outstanding.

(3)  Income Taxes

     At June 30, 1999 and 1998, the Company s significant deferred tax assets and liabilities are summarized as follows:

                                                1999         1998
      Deferred tax assets:
         Net operating loss
           carryforwards                 $    1,017,000     1,199,000
         Oil and gas properties,
             principally due to
             differences in basis and
             depreciation and depletion            -               -
         Gross deferred tax assets            1,017,000     1,199,000

         Less valuation allowance              (976,000)   (1,158,000)
                                                 41,000        41,000

      Deferred tax liability:
        Oil and gas properties,
           principally due to
           differences in basis and
           depreciation and depletion           (41,000)      (41,000)

      Net deferred tax asset            $           -             -


   No income tax expense has been recorded for the years ended
June 30, 1999 and 1998 since the deferred income taxes that would have otherwise been provided were offset by a decrease in the valuation allowance for the net deferred tax assets.

   At June 30, 1999, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $3,151,000 and $3,813,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 2000 through 2019. If not utilized, approximately $2.4 million of net operating losses will expire over the next five years.

(4)      Related Party Transactions

         Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta for its proportionate share of rent, administrative, accounting and management services of Delta's officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to the Company for the sharing of management services by Delta were $206,745 for the year ended June
30, 1999, and $570,000 for the year ended June 30, 1998.  The
Company had a receivable to Delta of $633,622 recorded as a reduction in equity at June 30, 1999 and a payable to Delta of $333,976 at June 30, 1998.

(5)      Disclosures About Capitalized Costs, Costs Incurred and Major
Customers

         Capitalized costs related to oil and gas producing activities are as follows:

                                         June 30,               June 30,
                                           1999                   1998

    Undeveloped offshore
         California properties         $ 5,006,276             5,006,276
    Developed onshore
         domestic properties               195,531             1,264,134
                                         5,201,807             6,270,410
    Accumulated depreciation
         and depletion                    (144,943)             (848,104)

                                       $ 5,056,864             5,422,306

    Costs incurred in oil and gas producing activities for the years ended June 30, 1999 and 1998 are as follows:

                                                1999              1998

         Exploration costs                     $1,494            20,464

         Development costs                     $9,105             1,318

    Sales of major customers accounted for approximately 65%, and 18% of 1999 oil and gas sales. Sales to major customers accounted for approximately 62%, 14% and 11% of 1998 oil and gas sales.

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

(6) Information Regarding Proved Oil and Gas Reserves (Unaudited)

A summary of changes in estimated quantities of proved reserves for the years ended June 30, 1999 and 1998 are as follows:



                                            Onshore
                                              GAS             OIL
                                             (MCF)          (BBLS)

Balance at July 1, 1997                   1,871,794           5,816

  Revisions of quantity estimates           333,171          (2,136)
  Sale of oil and gas properties           (441,765)           (708)
  Production                               (296,329)           (565)
Balance at June 30, 1998                  1,466,871           2,407

  Revisions of quantity estimates            26,290            (968)
  Sale of oil and gas properties         (1,236,336)             -
  Production                                (70,235)           (604)
Balance at June 30, 1999                    186,590             835

Proved developed reserves:
   June 30, 1997                          1,871,794           5,816
   June 30, 1998                          1,466,871           2,407
   June 30, 1999                            186,590             835


(6) Information Regarding Proved Oil and Gas Reserves (Unaudited)

Future net cash flows presented below are computed using year-end prices and costs. Future corporate overhead expenses and interest expense have not been included.

 June 30, 1998

 Future cash inflows                             $ 3,492,318
 Future costs:
    Production                                     1,337,464
    Development                                            -
    Income taxes                                           -

 Future net cash flows                             2,154,854

  10% discount factor                                613,372

 Standardized  measure of discounted future
       net cash flows                            $ 1,541,482


 June 30, 1999

 Future cash inflows                             $   454,032
 Future costs:
    Production                                       189,318
    Development                                            -
    Income taxes                                           -

 Future net cash flows                               264,714

  10% discount factor                                 60,756

 Standardized  measure of discounted future
       net cash flows                            $   203,958



The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 1999 and 1998 are as follows:


                                                    1999          1998

 Beginning of year                               $ 1,541,482     1,790,353

 Sales of oil and gas produced during the
     period , net of production costs                (78,694)     (530,807)
 Net change in prices and production costs            33,745       239,320
 Changes in estimated future development costs        (7,015)         (943)
 Revisions of previous quantity estimates,
      estimated timing of development and other     (167,092)      329,902
 Sale of reserves in place                        (1,272,616)     (465,378)
 Accretion of discount                               154,148       179,035

 End of year                                     $   203,958     1,541,482