Form 10QSB
period 1999-09-30
AMBER RESOURCES CO
filed 1999-11-12
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED SEPTEMBER 30, 1999 OR

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

                          (303)293-9133
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

4,666,185   shares  of  common  stock  $.0625  par   value   were
outstanding as of November 5, 1999.


                                                  Form 10-QSB
                                                  1st Qtr.
                                                  FY 2000

                             INDEX

PART I    FINANCIAL INFORMATION
                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               September 30, 1999 and
               June 30, 1999 (unaudited)...............          1

          Statements of Operations and
               Accumulated Deficit for the Three Months Ended
               September 30, 1999 and 1998 (unaudited)...        2

          Statements of Cash Flows:
               For the Three Months Ended September 30, 1999
               and 1998 (unaudited).....................         3

          Notes to Financial Statements (unaudited).......       4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS............................         5

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................    10

Item 2.   Changes in Securities.............................    10

Item 3.   Defaults upon Senior Securities..................     10

Item 4.   Submission of Matters to a Vote of
          Security Holders................................      10

Item 5.   Other Information................................     10

Item 6.   Exhibits and Reports on Form 8-K...............       10



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS
(Unaudited)





                                                  September 30,     June 30,
                                                      1999            1999

ASSETS

Current assets:
  Cash                                             $  1,755             961
  Accounts receivable                                 3,000           2,000

    Total current assets                              4,755           2,961


Oil and gas properties, successful efforts
    method of accounting:
    Undeveloped offshore California properties     5,006,276      5,006,276
    Developed onshore domestic properties            195,531        195,531
                                                   5,201,807      5,201,807

  Accumulated depletion                            (145,600)       (144,943)

    Net oil and gas properties                     5,056,207      5,056,864

                                                  $5,060,962     $5,059,825


LIABILITIES AND STOCKHOLDERS' EQUITY


Current  liabilities:
  Accounts payable                                 $ 32,376          19,697
  Royalties payable                                  96,926         114,323

    Total current liabilities                       129,302         134,020


Stockholders' equity:
  Preferred stock, $1.00 par value; Authorized
    5,000,000 shares of Class A convertible
    preferred stock, none issued                       -               -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares, 4,666,185
    shares issued and outstanding                   291,637         291,637
  Additional paid-in capital                      5,755,232       5,755,232
  Accumulated deficit                              (511,965)       (487,442)
  Advances to parent                               (603,244)       (633,622)

    Total stockholders' equity                    4,931,660       4,925,805

                                                 $5,060,962       5,059,825



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)




                                                      Three Months Ended
                                              September 30,     September 30,
                                                    1999            1998

Revenue:
  Oil and gas sales                                $  5,792         123,914
  Other income                                       17,400          41,871

    Total revenue                                    23,192         165,785


Expenses:
  Lease operating expenses                            3,441          35,525
  Depletion                                             657          20,168
  Exploration expenses                                2,869               -
  General and administrative,
    including $25,000 in 1999
    and $131,745 in 1998 to parent                   40,748         152,918

    Total expenses                                   47,715         208,611

    Loss                                            (24,523)        (42,826)

Accumulated deficit at beginning of the period     (487,442)      1,146,591

Accumulated deficit at end of the period           (511,965)     (1,189,417)

Basic loss per share                                $  (0.01)         (0.01)

Weighted average number of common
       shares outstanding                           4,666,185     4,666,185



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statement of Cash Flows
(Unaudited)



                                                      Three Months Ended
                                                September 30,   September 30,
                                                    1999            1998


Net cash used in operating activities              $(29,584)         (23,592)

Cash flows from investing activities-
  Additions to oil and gas properties                     -          (9,105)

Cash flows from financing activities-
  Changes in acccounts receivable from and
    accounts payable to parent                       30,378          28,045

    Net increase (decrease) in cash                     794          (4,652)

    Cash at beginning of the period                     961          14,661

    Cash at end of the period                      $  1,755          10,009



                       See accompanying notes to financial statements.



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 1999 and 1998
(Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company's ("the Company") audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.

ITEM 2.   MANAGEMENT'S   ANALYSIS  OF  FINANCIAL  CONDITION   AND
          RESULTS OF OPERATIONS.

       Forward Looking Statement

        The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's annual report on Form 10-KSB.

       Background

        Amber Resources Company ("Amber", "the Company") was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara and developed oil and gas properties in Western Oklahoma.

       Liquidity and Capital Resources.

       At September 30, 1999, we had a working capital deficit of $124,547 compared to a working capital deficit of $131,060 at June 30, 1999. Our current liabilities include royalties payable of $96,926 at September 30, 1999 which represents our estimate of royalties payable on production attributable to certain wells in Oklahoma. We believe that the operators of the affected wells have paid some of the royalties on our behalf and have withheld such amounts from revenues attributable to our interest in the wells. We have been in contact with the operators of the wells in an attempt to determine what amounts the operators have paid on our behalf over the past five years, which amounts would reduce the amounts we owe. To date, we have not received information sufficient to allow us to determine the amounts paid by the operators. We have been informed by our legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

        We believe that it is unlikely that all claims that might be made for payment of royalties payable would be made at one time. We believe, although there can be no assurance, that we may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

        We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our existing properties. We will continue to explore additional sources of both short-term and long-term liquidity to fund our working capital deficit and our capital requirements for development of our properties including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties. Many of the factors which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

       After evaluation of the consideration described above, we believe that our cash flow from our existing producing properties, proceeds from the sale of producing properties, the repayment of advances from parent, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

       Results of Operations

       Loss.    We  reported  a  loss of $24,523  for  the  three
months ended September 30, 1999 compared to a net loss of $42,826 for the same period in 1998.

       Revenue. Total revenues for the three months ended September 30, 1999 were $23,192 compared to $165,785 for the same period in 1998. Oil and gas sales for the three months ended September 30, 1999 were $5,792 compared to $123,914 for the same period in 1998. Our oil and gas sales were impacted by the sale of most of our producing properties in November, 1998.

       Production volumes and average prices received for the three months ended September 30, 1999 and 1998 are as follows:

                                           Three Months Ended
                                               September 30,

                                        1999                 1998
     Production:
          Oil (Bbls)                      92                  215
          Gas (Mcfs)                   1,677               64,350
     Average Price:
          Oil (per Bbls)              $16.43               $12.34
          Gas (per Mcf)                $2.55                $1.88

       Lease Operating Expenses. Lease operating expenses were $3,441 for the three months ended September 30, 1999 compared to $15,525 for the same period in 1998. The decrease in lease operating expense can be attributed to the sale of most of our producing properties in November, 1998.

       Depletion  Expense.   Depletion  expense  for  the   three
months ended September 30, 1999 were $657 compared to $29,993 for the same period in 1998.

       General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1999 were $40,748 compared to $152,918 for the same period as in 1998. Effective October 1, 1998, we entered into an agreement with our parent, whereby we paid our parent an administration fee of $25,000 per quarter.

       Future Operations

       Our   offshore   California  undeveloped  properties   are
attributable to our interests in three federal units located offshore California near Santa Barbara.

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

       To the extent that we do not have sufficient cash available to pay its share of expenses when they become payable under the respective operating agreements, it will be necessary for us to seek funding from outside sources. Likely potential sources for such funding are currently anticipated to include (a) public and private sales of our Common Stock (which may result in substantial ownership dilution to existing shareholders), (b) bank debt from one or more commercial oil and gas lenders, (c) the sale of debt instruments to investors, (d) entering into farm-out arrangements with respect to one or more of our interests in the properties whereby the recipient of the farm-out would pay the full amount of our share of expenses and we would retain a carried ownership interest (which would result in a substantial
diminution   of   our  ownership  interest  in   the   farmed-out
properties),  (e)  entering  into  one  or  more  joint   venture
relationships with industry partners, (f) entering into financing relationships with one or more industry partners, and (g) the sale of some or all of our interests in the properties.

       It is unlikely that any one potential source of funding would be utilized exclusively. Rather, it is more likely that we will pursue a combination of different funding sources when the need arises. Regardless of the type of financing techniques that are ultimately utilized, however, it currently appears likely that because of our small size in relation to the magnitude of the capital requirements that will be associated with the development of the subject properties, we will be forced in the future to issue significant amounts of additional shares, pay significant amounts of interest on debt that presumably would be collateralized by all of our assets (including its offshore California properties), reduce its ownership interest in the properties through sales of interests in the property or as the result of farm-outs, industry financing arrangements or other partnership or joint venture relationships, or to enter into various transactions which will result in some combination of the foregoing. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of its ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties.

       While the cost to develop the offshore California properties in which we own an interest are anticipated to be substantial in relation to our small size, management believes that the opportunities for Amber to increase its asset base and ultimately improve its cash flow are also substantial in relation to its size. Although there are several factors to be considered in connection with Amber 's plans to obtain funding from outside sources as necessary to pay its proportionate share of the costs associated with developing its offshore properties (not the least of which is the possibility that prices for petroleum products could continue to decline in the future to a point at which development of the properties is no longer economically feasible), management believes that the timing and rate of development in the future will in large part be motivated by the prices paid for petroleum products.

       To the extent that prices for petroleum products decline further from their current near historic lows, it is likely that development efforts will proceed at a slower pace to the end that costs will be incurred over a more extended period of time. In the event that petroleum prices increase, however, management believes that development efforts will intensify. Our ability to successfully negotiate financing to pay its share of development costs on favorable terms will be inextricably linked to the prices that are paid for petroleum products during the time period in which development is actually occurring on each of the subject properties.

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

        On the basis of our review, we currently believe that the Year 2000 issue will not pose material operational problems for us. To our knowledge, after investigation, no "embedded technology" (such as microchips in an electronic control system) of the Company poses a material Year 2000 concern.

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

                                      AMBER RESOURCES COMPANY
                                       (Registrant)



Date:  November  11, 1999              s/Aleron  H.  Larson,  Jr.
                                       Aleron H. Larson, Jr.
                                       Chairman\CEO



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