Form 10QSB
period 1999-12-31
AMBER RESOURCES CO
filed 2000-02-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED DECEMBER 31, 1999 OR

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

4,666,185   shares  of  common  stock  $.0625  par   value   were
outstanding as of February 10, 2000.

                                                  Form 10-QSB
                                                  2nd Qtr.
                                                  FY 2000

                             INDEX

PART I    FINANCIAL INFORMATION
                                                             PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               December 31, 1999 and
               June 30, 1999 (unaudited)...............          1

          Statements of Operations and
               Accumulated Deficit for the Three and Six
               Months Ended December 31, 1999
               and 1998 (unaudited)....................          2

          Statements of Cash Flows:
               For the Three and Six Months Ended December 31,
               1999 and 1998 (unaudited)...............          4

          Notes to Financial Statements (unaudited).......       5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS.............................        6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................    10
Item 2.   Changes in Securities.............................    10
Item 3.   Defaults upon Senior Securities..................     10
Item 4.   Submission of Matters to a Vote of
          Security Holders................................      10
Item 5.   Other Information................................     10
Item 6.   Exhibits and Reports on Form 8-K...............       10


The  terms  "Amber", "Company", "we", "our", and  "us"  refer  to
Amber Resources Company unless the context suggests otherwise.


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS
(Unaudited)


                                             December 31,           June 30,
                                                 1999                 1999

ASSETS

Current assets:
  Cash                                     $    2,861                  961
  Accounts receivable                           3,000                2,000

    Total current assets                        5,861                2,961


Oil and gas properties, successful efforts
  method of accounting:
    Undeveloped offshore California
         properties                         5,006,276            5,006,276
    Developed onshore domestic properties     195,531              195,531
                                            5,201,807            5,201,807

  Accumulated depletion                      (150,578)            (144,943)

    Net oil and gas properties              5,051,229            5,056,864

                                           $5,057,090            5,059,825


LIABILITIES AND STOCKHOLDERS' EQUITY


Current  liabilities:
  Accounts payable                         $   17,893               19,697
  Royalties payable                            79,530              114,323

    Total current liabilities                  97,423              134,020


Stockholders' equity:
  Preferred stock, $1.00 par value; Authorized
    5,000,000 shares of Class A convertible
    preferred stock, none issued                  -                    -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares, 4,666,185
    shares issued and outstanding             291,637              291,637
  Additional paid-in capital                5,755,232            5,755,232
  Accumulated deficit                        (521,458)            (487,442)
  Advances to parent                         (565,744)            (633,622)

    Total stockholders' equity              4,959,667            4,925,805

                                           $5,057,090            5,059,825



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)


                                                  Three Months Ended
                                            December 31,         December 31,
                                                1999                 1998

Revenue:
  Oil and gas sales                         $   10,851                4,226
  Gain on sale of oil and gas properties             -              731,752
  Other income                                  17,401               41,862

    Total revenue                               28,252              777,840


Expenses:
  Lease operating expenses                       6,051                5,123
  Depletion                                      4,978                2,417
  Exploration expenses                               -                  532
  General and administrative,
    including $25,000 in 1999
    and in 1998 to parent                       26,716               29,843

    Total expenses                              37,745               37,915

    Net earnings (loss)                         (9,493)             739,925

Accumulated deficit at beginning
       of the period                          (511,965)          (1,189,417)

Accumulated deficit at end
       of the period                        $ (521,458)            (449,492)

Basic earnings (loss) per share                  *                     0.16

Weighted average number of common
       shares outstanding                    4,666,185            4,666,185

* less than $.01 per share




AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)



                                                   Six Months Ended
                                           December 31,         December 31,
                                               1999                 1998

Revenue:
  Oil and gas sales                         $   16,643              128,140
  Gain on sale of oil and gas
       properties                                    -              731,752
  Other income                                  34,801               83,733

    Total revenue                               51,444              943,625


Expenses:
  Lease operating expenses                       9,492               40,648
  Depletion                                      5,635               22,585
  Exploration expenses                           2,869                  532
  General and administrative,
    including $50,000 in 1999
    and $156,745 in 1998 to parent              67,464              182,761

    Total expenses                              85,460              246,526

    Net earnings (loss)                        (34,016)             697,099

Accumulated deficit at
        beginning of the period               (487,442)          (1,146,591)

Accumulated deficit at end of the period    $ (521,458)            (449,492)

Basic earnings (loss) per share             $    (0.01)                0.15

Weighted average number of common
       shares outstanding                    4,666,185            4,666,185





AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statement of Cash Flows
(Unaudited)



                                                     Six Months Ended
                                           December 31,         December 31,
                                              1999                 1998


Net cash used in operating activities     $  (65,978)               (24,445)

Cash flows from investing activities-
  Additions to oil and gas properties               -               (9,105)
  Proceeds from the sale of oil and
       gas properties                               -            1,074,617

  Net cash propvided by investing activities        -            1,065,512

Cash flows from financing activities-
  Changes in acccounts receivable from and
    accounts payable to parent                 67,878           (1,049,617)

    Net increase (decrease) in cash             1,900               (8,550)

    Cash at beginning of the period               961               14,661

    Cash at end of the period              $    2,861                6,111


             See accompanying notes to financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Six Months Ended December 31, 1999 and 1998
(Unaudited)


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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of December 31, 1999, the Company had a working capital deficit of $91,562. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligation in a timely manner.

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

       Forward Looking Statements

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

       Liquidity and Capital Resources.

        At December 31, 1999, we had a working capital deficit of $91,562 compared to a working capital deficit of $131,059 at June 30, 1999. Our current liabilities include royalties payable of $79,530 at December 31, 1999 which represents our estimate of royalties payable on production attributable to certain wells in Oklahoma. We believe that the operators of the affected wells have paid some of the royalties on our behalf and have withheld such amounts from revenues attributable to our interest in the wells. We have been in contact with the operators of the wells in an attempt to determine what amounts the operators have paid on our behalf over the past five years, which amounts would reduce the amounts we owe. To date, we have not received information sufficient to allow us to determine the amounts paid by the operators. We have been informed by our legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

        We believe that it is unlikely that all claims that might be made for payment of royalties payable would be made at one time. We believe, although there can be no assurance, that we may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

        We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our existing properties. We will continue to explore additional sources of both short-term and long-term liquidity to fund our working capital deficit and our capital requirements for development of our properties including establishing a credit facility, sale of equity, debt securities and sale of non-strategic properties or advances from shareholders. Many of the factors which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

       After evaluation of the considerations described above,  we
believe   that   our  cash  flow  from  our  existing   producing
properties, proceeds from the sale of producing properties, the repayment of advances from parent, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

       Results of Operations

       Earnings  (loss).    We  reported a  loss  of  $9,493  and
$34,016  for  the  three and six months ended December  31,  1999 compared to net earnings of $739,925 and $697,099 for the same period in 1998.

       Revenue. Total revenues for the three and six months ended December 31, 1999 were $28,252 and $51,444 compared to $777,840 and $943,625 for the same period in 1998. Oil and gas sales for the three and six months ended December 31, 1999 were $10,851 and $16,643 compared to $4,226 and $128,140 for the same period in 1998. Our total revenues were impacted by the sale of most of our producing properties in November, 1998 resulting in a gain on sale of oil and gas properties of $731,752 for the six months ended December 31, 1998.

       Production volumes and average prices received for the three and six months ended December 31, 1999 and 1998 are as follows:

                    Three Months Ended         Six Months Ended
                        December 31,               December 31,
                    1999          1998         1999           1998
Production:
  Oil (Bbls)         128           127          220             342
  Gas  (Mcfs)      3,393         1,370        5,070          65,720
Average Price:
  Oil (per Bbls)  $20.38         12.77       $18.73           11.49
  Gas  (per Mcf)   $2.43          1.90        $2.47            1.88

       Lease Operating Expenses. Lease operating expenses were $6,051 and $9,492 for the three and six months ended December 31, 1999 compared to $5,123 and $40,648 for the same period in 1998. The decrease in lease operating expense can be attributed to the sale of most of our producing properties in November, 1998.

       Depletion  Expense.  Depletion expense for the  three  and six  months  ended  December  31, 1999  were  $4,978  and  $5,635 compared to $2,417 and $22,585 for the same period in 1998.

       General and Administrative Expenses. General and administrative expenses for the three and six months ended December 31, 1999 were $26,716 and $67,464 compared to $29,843 and $182,761 for the same period as in 1998. Effective October 1, 1998, we entered into an agreement with our parent, whereby we paid our parent an administration fee of $25,000 per quarter.

       Future Operations

       Our offshore California undeveloped properties represent interests ranging from .87% to 6.97% in three federal units located offshore California near Santa Barbara.

       The ownership group's development plan for the offshore properties currently provides for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; and 183 wells from two platforms for the Lion Rock Unit. On the Lion Rock Unit, platform A would be set in a water depth of approximately 507 feet, and Platform B would be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state-of-the-art."

       Current Status.

       On October 15, 1992 the MMS directed a Suspension of Operations ("SOO") effective January 1, 1993, for the POCS non-producing leases and units, pursuant to CFR 250.10, to enable the lease owners to participate in what became known as the COOGER
Study. This allowed the leases to be held under an SOO during the term of the study thereby permitting the owners to cease paying lease payments to the Federal government and suspending the requirements relating to development of these leases during this period. On November 12, 1999, the MMS directed a Suspension of Production and required each of the operators to carryout an agreed upon Schedule of Events with respect to each of their respective leases and units.

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

       Cost to Develop Offshore California Properties.

       The cost to develop all of the offshore California properties in which we own an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated to be slightly in excess of $3 billion. Our share of such costs based on our ownership interest over the life of the properties is currently estimated to be approximately $30 million.

       To the extent that we do not have sufficient cash available to pay our share of expenses if and when they become payable under the respective operating agreements, it will be necessary for us to seek funding from outside sources. Likely potential sources for such funding are currently anticipated to include (a) public and private sales of our Common Stock (which may result in substantial ownership dilution to existing shareholders), (b) bank debt from one or more commercial oil and gas lenders, (c) the sale of debt instruments to investors, (d) entering into farm-out arrangements with respect to one or more of our interests in the properties whereby the recipient of the farm-out would pay the full amount of our share of expenses and we would retain a carried ownership interest (which would result in a substantial diminution of our ownership interest in the farmed-out properties), (e) entering into one or more joint venture relationships with industry partners, (f) entering into financing relationships with one or more industry partners, and
(g) the sale of some or all of our interests in the properties.

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

       To the extent that prices for petroleum products decline from their current levels, it is likely that development efforts will proceed at a slower pace to the end that costs will be incurred over a more extended period of time. In the event that petroleum prices increase, however, management believes that development efforts will intensify. Our ability to successfully negotiate financing to pay its share of development costs on favorable terms will be inextricably linked to the prices that are paid for petroleum products during the time period in which development is actually occurring on each of the subject properties.

                  PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

       There is no litigation pending or threatened by or against us or any of our properties as of December 31, 1999.

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

                                AMBER RESOURCES COMPANY
                                    (Registrant)


                                  S/Aleron H. Larson, Jr.
Date:  February 10, 2000         Aleron H. Larson, Jr.
                                    Chairman\CEO



                                   s/Kevin K. Nanke
                                  Kevin K. Nanke,  Chief Financial
                                  Officer and Principal Accounting Officer



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