Form 10QSB
period 2000-03-31
AMBER RESOURCES CO
filed 2000-05-12
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED MARCH 31, 2000 OR

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

4,666,185   shares  of  common  stock  $.0625  par   value   were
outstanding as of April 20, 2000.

                                                  Form 10-QSB
                                                  3rd Qtr.
                                                  FY 2000

                             INDEX

PART I    FINANCIAL INFORMATION
                                                             PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               March 31, 2000 and
               June 30, 1999 (unaudited)..................        1

          Statements of Operations and
               Accumulated Deficit for the Three and Nine
               Months Ended March 31, 2000
               and 1999 (unaudited)........................        2

          Statements of Cash Flows:
               For the Three and Nine Months Ended March 31,
               2000 and 1999 (unaudited)....................       4

          Notes to Financial Statements (unaudited).........       5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS................................       6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................      10
Item 2.   Changes in Securities.............................      10
Item 3.   Defaults upon Senior Securities...................      10
Item 4.   Submission of Matters to a Vote of
          Security Holders..................................      10
Item 5.   Other Information.................................      10
Item 6.   Exhibits and Reports on Form 8-K..................      10


The  terms  "Amber", "Company", "we", "our", and  "us"  refer  to
Amber Resources Company unless the context suggests otherwise.



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS
(Unaudited)




                                             March 31,            June 30,
                                               2000                 1999

ASSETS

Current assets:
  Cash                                   $      606                  961
  Accounts receivable                         3,000                2,000

    Total current assets                      3,606                2,961


Oil and gas properties, successful efforts
  method of accounting:
    Undeveloped offshore
         California properties            5,006,276            5,006,276
    Developed onshore
         domestic properties                195,531              195,531
                                          5,201,807            5,201,807

  Accumulated depletion                    (158,045)            (144,943)

    Net oil and gas properties            5,043,762            5,056,864

                                         $5,047,368            5,059,825


LIABILITIES AND STOCKHOLDERS' EQUITY


Current  liabilities:
  Accounts payable                       $   15,771               19,697
  Royalties payable                          65,598              114,323

    Total current liabilities                81,369              134,020


Stockholders' equity:
  Preferred stock, $1.00 par value;
    Authorized 5,000,000 shares of
    Class A convertible
    preferred stock, none issued                 -                    -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares,
    4,666,185 shares issued
    and outstanding                         291,637              291,637
  Additional paid-in capital              5,755,232            5,755,232
  Accumulated deficit                      (550,241)            (487,442)
  Advances to parent                       (530,629)            (633,622)

    Total stockholders' equity            4,965,999            4,925,805

                                         $5,047,368            5,059,825


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)


                                                      Three Months Ended
                                                March 31,           March 31,
                                                  2000                 1999

Revenue:
  Oil and gas sales                          $    9,963                6,430
  Other income                                   13,934               17,400

    Total revenue                                23,897               23,830


Expenses:
  Lease operating expenses                        5,754               10,376
  Depletion                                       7,467                3,150
  Exploration expenses                            1,924                    -
  General and administrative,
       including $25,000 in 2000
       and 1999 to parent                        37,535               25,141

    Total expenses                               52,680               38,667

    Net loss                                    (28,783)             (14,837)

Accumulated deficit at beginning
        of the period                          (521,458)            (449,492)

Accumulated deficit at end of the period     $ (550,241)            (464,329)

Loss per common share - basic and diluted    $    (0.01)               *

Weighted average number of common
       shares outstanding                     4,666,185            4,666,185

* less than $.01 per share



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)


                                                     Nine Months Ended
                                              March 31,            March 31,
                                                2000                 1999

Revenue:
  Oil and gas sales                         $   26,606              134,570
  Gain on sale of oil and
          gas properties                             -              731,752
  Other income                                  48,735              101,133

    Total revenue                               75,341              967,455


Expenses:
  Lease operating expenses                      15,246               51,024
  Depletion                                     13,102               25,735
  Exploration expenses                           4,793                  532
  General and administrative,
        including $75,000 in 2000
        and $181,745 in 1999 to parent         104,999              207,902

    Total expenses                             138,140              285,193

    Net earnings (loss)                        (62,799)             682,262

Accumulated deficit at
      beginning of the period                 (487,442)          (1,146,591)

Accumulated deficit at end of the period    $ (550,241)            (464,329)

Earnings (loss) per common share
       - basic and diluted                  $    (0.01)                0.15

Weighted average number of common
       shares outstanding                    4,666,185            4,666,185



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Nine Months Ended
                                             March 31,            March 31,
                                                2000                 1999


Net cash used in operating activities      $ (103,348)               (77,004)

Cash flows from investing activities-
  Additions to oil and gas properties                 -               (9,105)
  Proceeds from the sale of oil and
         gas properties                               -            1,074,617

  Net cash propvided by investing activities          -            1,065,512

Cash flows from financing activities-
  Changes in acccounts receivable from and
    accounts payable to parent                  102,993           (1,002,455)

    Net decrease in cash                           (355)             (13,947)

    Cash at beginning of the period                 961               14,661

    Cash at end of the period                $      606                  714



See accompanying notes to financial statements.


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Nine Months Ended March 31, 2000 and 1999
(Unaudited)


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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2000, the Company had a working capital deficit of $77,763. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligation in a timely manner.

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

       Liquidity and Capital Resources.

        At March 31, 2000, we had a working capital deficit of $77,763 compared to a working capital deficit of $131,059 at June 30, 1999. Our current liabilities include royalties payable of $65,598 at March 31, 2000 which represents our estimate of royalties payable on production attributable to certain wells in Oklahoma. We believe that the operators of the affected wells have paid some of the royalties on our behalf and have withheld such amounts from revenues attributable to our interest in the wells. We have been in contact with the operators of the wells in an attempt to determine what amounts the operators have paid on our behalf over the past five years, which amounts would reduce the amounts we owe. To date, we have not received information sufficient to allow us to determine the amounts paid by the operators. We have been informed by our legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

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

       Results of Operations

       Earnings  (loss).   We reported a net loss of $28,783  and
$62,799  for  the  three and nine months  ended  March  31,  2000
compared  to a net loss of $14,837 and net earnings of   $682,262
for the same period in 1999.

       Revenue. Total revenues for the three and nine months ended March 31, 2000 were $23,897 and $75,341 compared to $23,830 and $967,455 for the same period in 1999. Oil and gas sales for the three and nine months ended March 31, 2000 were $9,963 and $26,606 compared to $6,430 and $134,570 for the same period in 1998. Our total revenues were impacted by the sale of most of our producing properties in November, 1998 resulting in a gain on sale of oil and gas properties of $731,752 for the nine months ended March 31, 1999.

       Production volumes and average prices received for the three and nine months ended March 31, 2000 and 1999 are as follows:

                            Three Months Ended          Nine Months Ended
                                  March 31,                 March 31,
                            2000          1999          2000         1999
     Production:
           Oil (Bbls)         126           74           346          416
           Gas (Mcfs)       3,524        2,978         9,094       68,698
     Average Price:
           Oil (per Bbls)  $22.45        10.52        $20.09        12.15
           Gas (per Mcf)    $2.02         1.90         $2.16         1.86

       Lease Operating Expenses. Lease operating expenses were $5,754 and $15,246 for the three and nine months ended March 31, 2000 compared to $10,376 and $51,024 for the same period in 1999. The decrease in lease operating expense can be attributed to the sale of most of our producing properties in November, 1998.

       Depletion Expense. Depletion expense for the three and nine months ended March 31, 2000 were $7,467 and $13,102 compared to $3,150 and $25,735 for the same period in 1999.

       General and Administrative Expenses. General and administrative expenses for the three and nine months ended March 31, 2000 were $37,535 and $104,999 compared to $25,141 and
$207,902 for the same period as in 1999. Effective October 1, 1998, we entered into an agreement with our parent, whereby we paid our parent an administration fee of $25,000 per quarter.

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

       Current Status.

        On  October  15,  1992 the US Dept of  Interior  Minerals
Management  Service  (MMS)  directed a Suspension  of  Operations
(SOO), effective January 1, 1993, for the Pacific Outer Continental Shelf (POCS) undeveloped leases and units, pursuant to 30 CFR 250.110. The SOO was directed for the purpose of preparing what became known as the California Offshore Oil and Gas Energy Resources (COOGER) Study. Two-thirds of the cost of the Study was funded by the participating companies in lieu of the payment of rentals on the leases. Additionally, all operations were suspended on the leases during this period. On November 12, 1999, as the COOGER Study drew to a conclusion, the MMS approved requests made by the operating companies for a Suspension of Production (SOP) status for the POCS leases and units. During the period of a SOP the lease rentals resume and each operator is required to perform exploration and development activities in order to meet certain milestones set out by the MMS. Progress toward the milestones is monitored by the operator in quarterly reports submitted to the MMS. In February 2000 all operators completed and timely submitted to the MMS a preliminary "Description of the Proposed Project". This was the first milestone required under the SOP. Quarterly reports were also prepared and submitted for the last quarter of 1999 and the first quarter of 2000.

       In order to continue to carry out the requirements of the MMS, all operators of the units in which we own non-operating interests are currently engaged in studies and project planning to meet the next milestone leading to development of the leases. Where additional drilling is needed the operators will bring a mobile drilling unit to the POCS to further delineate the undeveloped oil and gas fields. When this work is completed the plans for development of these fields will be prepared. The plans will include the description and assessment of the environmental impacts of the facilities including platforms, the number of wells to be drilled, pipelines, oil and gas processing facilities and marketing. We are participating in these activities through meetings and consultations and by sharing the costs as invoiced by the operators.

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

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          There is no litigation pending or threatened by or against us or any of our properties as of March 31, 2000.

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

                              AMBER RESOURCES COMPANY
                              (Registrant)



Date: May 12, 2000            s/Aleron H. Larson, Jr.
                              Aleron H. Larson, Jr.
                              Chairman\CEO



                              s/Kevin K. Nanke
                              Kevin  K.  Nanke
                              Chief Financial Officer and
                              Principal Accounting Officer



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