Form 10KSB
period 2000-06-30
AMBER RESOURCES CO
filed 2000-09-26
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                          FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[x]   Annual  Report under Section 13 or 15(d) of the  Securities
Exchange Act of 1934 for the fiscal year ended June 30, 2000
                               or
[  ]   Transition  Report  under  Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 for the transition period         .

                   Commission File No. 0-8874

                    AMBER RESOURCES COMPANY
     (Exact name of registrant as specified in its charter)

   Delaware                                           84-0750506
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 Suite  3310,  555 Seventeenth Street,                   80202
 Denver,  Colorado
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (303)  293-9133

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended June 30, 2000 totaled $100,245.

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of August 15, 2000 could not be determined because there is no established public trading market.

As  of  August 21, 2000, 4,666,185 shares of registrant's  Common
Stock $.0625 par value were issued and outstanding.

           The Index to Exhibits appears at Page 28.


                       TABLE OF CONTENTS

                             PART I

                                                            PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                           2
ITEM 2.   DESCRIPTION OF PROPERTY                           6
ITEM 3.   LEGAL PROCEEDINGS                                 18
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                          18

                            PART II

ITEM 5.   MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS              18
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                              19
ITEM 7.   FINANCIAL STATEMENTS                              21
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                     21

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE
               EXCHANGE ACT                                 22
ITEM 10.  EXECUTIVE COMPENSATION                            24
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                        24
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                25
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                  26


FORWARD-LOOKING STATEMENTS                                  26



The  terms  "Amber", "Company", "we", "our", and  "us"  refer  to
Amber Resources Company unless the context suggests otherwise.


                                   PART I


ITEM 1.   DESCRIPTION OF BUSINESS

          (a)  Business Development

          Amber Resources Company ("Amber","the Company") is engaged in the exploration, development and production of oil and gas properties. Our business is conducted onshore in the continental United States and in the U.S. coastal waters offshore California. As of June 30, 2000, our principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California and interests in 20 producing wells in western Oklahoma (the
"Oklahoma Properties"). At June 30, 2000, proved producing reserves attributable to our onshore properties were estimated to be approximately .17 Bcf of gas and 2,201 Bbls of oil. There are uncertainties as to the timing of the development of our offshore properties. (See "Description of Properties"; Item 2 herein.)

          The Company, a Delaware corporation, was established January 17, 1978. Our offices are located at Suite 3310, 555 17th Street, Denver, Colorado 80202. As of June 30, 2000, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of our outstanding common stock. The Company is managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

          At June 30, 2000, Amber had an authorized capital of 5,000,000 shares of $1.00 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

          (b)  Business of Issuer.

          During the year ended June 30, 2000, we were engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. Our oil and gas operations have been comprised primarily of production of oil and gas. We currently have producing oil and gas interests in the Anadarko Basin in Oklahoma and interests in undeveloped offshore Federal leases and units near Santa Barbara, California.

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

          Environmental Regulation.

          Together with other companies in the industry in which we operate, our operations are subject to numerous federal, state, and local environmental laws and regulations concerning its oil and gas operations, products and other activities. In particular, these laws and regulations require the acquisition of permits, restrict the type, quantities, and concentration of various substances that can be released into the environment, limit or prohibit activities on certain lands lying within wilderness, wetlands and other protected areas, regulate the generation, handling, storage, transportation, disposal and treatment of waste materials and impose criminal or civil liabilities for pollution resulting from oil, natural gas and petrochemical operations.

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

          (11) Environmental Protection. Because we are engaged in acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material change in our business. At the present time, however, the existence of environmental law does not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to the Company since its inception. In addition, we do not anticipate that such expenditures will be material during the fiscal year ending June 30, 2001.

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

          (b)  Oil and Gas Properties

          We own interests in oil and gas properties located offshore California and in Oklahoma. Wells from which we receive revenues are owned only partially by us. We did not file oil and gas reserve estimates with any federal authority or agency other than the SEC during our years ended June 30, 2000 and 1999.

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

               Scenario 3 Development of existing leases, using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. This scenario is currently anticipated by our management to be the most reasonable course of action although there is no assurance that this scenario will be adopted.

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

               Scenario 3 Development of existing leases, using existing onshore facilities by constructing additional capacity at existing sites to handle expanded production. This scenario that is currently anticipated by our management to be the most reasonable course of action although there is no assurance that this scenario will be adopted.

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

          The development plan currently provides for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; and 183 wells from two platforms for the Lion Rock Unit. On the Lion Rock Unit, platform A will be set in a water depth of approximately 507 feet, and Platform B will be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain in each unit was found to fall within the reach limits now considered to be "state-of-the-art."

          Current Status. On October 15, 1992 the MMS directed a Suspension of Operations (SOO), effective January 1, 1993, for the POCS undeveloped leases and units, pursuant to 30 CFR
250.110. The SOO was directed for the purpose of preparing what became known as the COOGER Study. Two-thirds of the cost of the Study was funded by the participating companies in lieu of the payment of rentals on the leases. Additionally, all operations were suspended on the leases during this period. On November 12, 1999, as the COOGER Study drew to a conclusion, the MMS approved requests made by the operating companies for a Suspension of Production (SOP) status for the POCS leases and units. During the period of a SOP the lease rentals resume and each operator is required to perform exploration and development activities in order to meet certain milestones set out by the MMS. Progress toward the milestones is monitored by the operator in quarterly reports submitted to the MMS. In February 2000 all operators completed and timely submitted to the MMS a preliminary "Description of the Proposed Project". This was the first milestone required under the SOP. Quarterly reports were also prepared and submitted for the last quarter of 1999, and the first and second quarters of 2000.

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

          Cost to Develop Offshore California Properties. The cost to develop all of the offshore California properties in which we own an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated to be slightly in excess of $3 billion. Our share of such costs over the life of the properties is estimated to be approximately $27,000,000.

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

          The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore (see Map). Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field is anticipated to be processed onshore at the existing Las Flores Canyon facility (see
Map). Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map). Offshore pipeline distance to access the Las Flores site is approximately six miles. Our share of the estimated capital costs to develop the Gato Canyon field are approximately $20 million.

          The Gato Canyon Unit leases are currently held under  a
Suspension  of  Production until May 1, 2003.   An updated Exploration
Plan is expected to include plans to drill an additional delineation well. This well will be used to determine the final location of the development platform. Following the platform decision, a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals.

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

          The Lion Rock Unit is currently held under a Suspension of Production until November 1, 2002. During this SOP there will will be interpretation of the 3D seismic survey and the
preparation  of  an  updated  plan  of  development  leading   to
production.   Additional delineation wells  may  or  may  not  be
drilled depending on the outcome of the interpretation of the 3D survey.

          Sword Unit. We hold a .87% working interest in the Sword Unit. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6? API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985.

          The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello field's Platform Hermosa (see Map). Water depths range from 1000 feet to 1800 feet in the area of the field. The oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil transported out of Santa Barbara County in the All American Pipeline (see Map). Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline proposed to be laid from a platform located in the northern area of the Sword field to Platform Hermosa will be approximately five miles in length. Our share of the estimated capital costs to develop the Sword field is approximately $7 million.

          The Sword Unit leases are currently held under a Suspension of Production until April 1, 2003. An updated Exploration Plan is expected to include plans to drillan additional delineation well.

                               map insert

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

          The average oil and gas price per unit and average production costs per unit for the Company are set forth below:

                              Year Ended      Year Ended     Year Ended
                             June 30, 2000   June 30, 1999  June 30, 1998

     Average sales price:
       Oil (per barrel)         $22.50           11.63           17.31
       Natural Gas (per Mcf)     $2.32            1.88            2.34
       Production costs (per
         Mcf equivalent)         $1.08             .82             .57

          The   profitability  of  our  oil  and  gas  production
activities is affected by the fluctuations in the sale prices of our oil and gas production. (See "Management's Discussion and Analysis of Plan of Operation").

          (d)  Productive Wells and Acreage.

          The table below shows, as of June 30, 2000, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us.
Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

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

          (e)  Undeveloped Acreage.

          At June 30, 2000, we held undeveloped acreage by state as set forth below:

                                            Undeveloped Acres(1)
          Location             Gross                 Net

          California(1)        22,340                 811

     (1)  Consists of Federal leases offshore near Santa Barbara,
          California.

          (f)  Drilling Activities

          During the year ended June 30, 2000, we had no drilling
activity   while  during  the  year  ended  June  30,   1999   we
participated in the recompletion of one well, but did not participate in the drilling of any new wells.

ITEM 3.   LEGAL PROCEEDINGS

          There is no litigation pending or threatened by or against us or any of our properties as of June 30, 2000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                            PART II


ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

          (a)  Market or Markets:

          We currently have, and have had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are listed on NASDAQ or another exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during 2000 and 1999 have not been available.

          (b)  Approximate Number of Holders of Common Stock:

          The number of holders of record of our securities at June 30, 2000 was approximately 1,000.

          (c)  Dividends:

          We have not declared any cash dividends and have no plan for the payment of dividends on our Common Stock in the foreseeable future. Future payment of such dividends, if any, will depend on the applicable legal and contractual restrictions including those discussed above, as well as our financial condition and financial requirements and general conditions.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR   PLAN   OF
          OPERATIONS.

          Liquidity and Capital Resources.

          At June 30, 2000, we had a working capital deficit of $56,143 compared to a working capital deficit of $131,060 at June
30, 1999. Our working capital deficit is primarily a result of royalties payable.

          Our current liabilities include royalties payable of $51,667 at June 30, 2000 which represents a liability previously recorded on production attributable to our interest in certain wells in Oklahoma. We believe that the operators of the affected wells have paid some of the royalties on behalf of us and have withheld such amounts from revenues attributable to our interest in the wells. We have contacted the operators of the wells in an attempt to determine what amounts the operators have paid on behalf of us over the past five years, which amounts would reduce the amounts we owed. We have been informed by our legal counsel that the applicable statue of limitations period for actions on written contracts arising in the state of Oklahoma is five years. The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income in 2000 and 1999.

          We believe that it is unlikely that all claims that might be made for payment of royalties payable would be made at one time. We also believe, although there can be no assurance, that we may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

          We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our existing properties. Together with Delta, we will continue to seek additional sources of both short-term and long-term liquidity to fund our working capital deficit and our capital requirements for development of our properties, including establishing a credit facility, sale of equity or debt securities and sale of non-strategic properties although there can be no assurance that we will be successful in our efforts. Many of the factors which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

          After evaluation of the considerations described above, we believe that our existing cash balances, cash flow from our existing producing properties, proceeds from the sale of oil and gas properties, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year.

          Results of Operations

          Net Income. Our net loss for the year ended June 30, 2000 was $67,494 compared to our net income of $659,149 for the year ended June 30, 1999. The decrease in net earnings can primarily be attributed to a gain on the sale of properties of $731,752 during the year ended June 30, 1999.

          Revenue. Total revenue for the year ended June 30, 2000 was $100,245 compared to $989,390 for the year ended June 30, 1999. Oil and gas sales for the year ended June 30, 2000 was $37,579 compared to $139,105 for the year ended June 30, 1999. The decrease in oil and gas sales for the year ended June 30, 2000 compared to the year ended June 30, 1999 is attributable to the sale of the majority of our productive oil and gas wells during fiscal 1999.

          Production volumes and average prices received for the years ended June 30, 2000 and 1999 are as follows:

                          Year Ended              Year Ended
                         June 30, 2000           June 30, 1999
Production:
     Oil (barrels)            488                        604
     Gas (Mcf)             11,443                     70,235

Average Price:
     Oil (per barrel)      $22.50                      11.63
     Gas (per Mcf)         $ 2.32                       1.88

          Lease Operating Expenses. Lease operating expenses for the year ended June 30, 2000 was $15,528 compared to $60,411 for the year ended June 30, 1999. On a MCF equivalent basis production expenses and taxes were $1.08 per Mcf equivalent during the year ended June 30, 2000 compared to $.82 for the year ended June 30, 1999.

          Depletion  Expense.   Depletion expense  for  the  year
ended June 30, 2000 was $14,417 compared to $31,682 for the year ended June 30, 1999.

          Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. We incurred exploration costs of $7,189 and $1,494 for the years ended June
30, 2000 and 1999, respectively.

          General  and  Administrative  Expenses.   General   and
administrative expense for the year ended June 30, 2000 was $130,605 compared to $236,654 for the year ended June 30, 1999. General and administrative expenses decreased from 1999 to 2000 primarily as a result of the change in management fee charged to us after the sale of our most productive wells leaving less of a need for administrative support.

           Recently Issued or Proposed  Accounting Standards  and
Pronouncements.

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for
Certain Transactions involving Stock Compensation- and interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this interpretation are to be recognized on a prospective basis. Repriced options mentioned above may impact future periods. The Company has not yet assessed the impact, if any, that FIN 44 might have on its financial position or results of operations.

           In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementations date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998, by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement required an entity to establish at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 was amended by SFAS 137 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not assessed the impact, if any, that SFAS 133 will have on its financial statements.

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

                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)  Executive Officers and Directors:

          Information with respect to our executive officers and directors is set forth below:

Aleron H. Larson, Jr.  55     Chairman of the Board,     May 1987 to Present
                              Chief Executive Officer
                              Secretary, Treasurer,
                                 and Director

Roger  A.  Parker      38     President  and             May 1987 to Present
                                   Director

Terry D. Enright       51     Director                    November 1987 to
                                                              Present

Jerrie   F.
     Eckelberger       56     Director                    September 1996 to
                                                              Present

Kevin K. Nanke         35     Chief Financial Officer     December 1999 to
                                                              Present

         All of our directors hold office until the next annual meeting of our stockholders and until their successors have been elected and have qualified. There is no family relationship between or among any of our executive officers and directors.

         Aleron H. Larson, Jr., age 55, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, C.E.O. and a Director of Underwriters Financial Group, Inc. ("UFG") (formerly Chippewa Resources Corporation), a public company then listed on the American Stock Exchange which presently owns approximately 4.97% of the outstanding equity securities of Delta. Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman, CEO, Secretary, Treasurer and Director of Delta Petroleum Corporation, a public oil and gas company which is the parent and majority owner of Amber. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas
Company which is now inactive. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

         Roger A. Parker, age 38, served as the President, a Director and Chief Operating Officer of Underwriters Financial Group from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Operating Officer and Director of Delta Petroleum Corporation, which is the parent and majority owner of Amber. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President and a Director of Apex Operating Company, Inc. since its inception in 1987. He was at various times, from 1982 to 1989, a Director, Executive Vice President, President and Shareholder of Ampet, Inc. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

         Terry D. Enright, age 51, has been in the oil and gas business since 1980. He serves as a Director of both the Company and Delta Petroleum Corporation, which is the parent and majority owner of Amber. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in
Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil and gas consulting work. Mr. Enright received a B.S. in Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers.

         Jerrie F. Eckelberger, age 56, is an investor, real estate developer and attorney who has practiced law in the State of Colorado for 28 years. He serves as a Director of both the Company and Delta Petroleum Corporation, which is the parent and majority owner of Amber. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado . After spending two years in the litigation department of a Denver law firm, he founded Eckelberger & Associates of which he is still the principal member. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law firm with offices in Englewood, Colorado. Mr.
Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. He is presently the President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate. Additionally, Mr. Eckelberger is the Managing Member of the Woods at Pole Creek, LLC, a Colorado limited liability company, specializing in real estate development.

         Kevin K. Nanke, age 35, appointed Chief Financial Officer in December 1999, joined Delta in April 1995 as Controller. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with Delta, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society.

         There is no family relationship among any of the Directors.

         Messrs. Enright and Eckelberger serve as the Audit, Compensation and Incentive Plan Committee.

ITEM 10.     EXECUTIVE COMPENSATION.

         No  officer  or director received compensation  directly
from  the Company during the years ended June 30, 2000, 1999  and
1998.    Messrs.  Larson, Parker and Nanke,  Chairman, President and
Chief Financial Officer, respectively, are compensated by Delta which is paid under a management agreement with the Company. No officeror director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND
         MANAGEMENT.

         (a)&(b)    Security Holdings of Management  and  Persons
Controlling More than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of          Amount & Nature of
Beneficial Owners            Beneficial Ownership     Percent  of
Class

Delta Petroleum Corporation  4,277,977 (1)            91.68% (1)
555 17th Street, Suite 3310
Denver, Colorado 80202

Roger A. Parker              4,277,977 (1)            91.68% (1)
555 17th St., Ste. 3310
Denver, CO  80202

Aleron H. Larson, Jr.        4,277,977 (1)            91.68% (1)
555 17th St., Ste. 3310
Denver, CO  80202

Terry D. Enright             4,277,977 (1)            91.68% (1)
P.O. Box 227
Hygiene, Colorado 80533

Jerrie F. Eckelberger        4,277,977(1)             91.68% (1)
5575 DTC Parkway, #118
Englewood, CO 80111

Kevin K. Nanke               4,277,977(1)             91.68% (1)
555 17th St., Ste. #3310
Denver, CO 80202

Management as a Group
  (5 people)                  4,277,977(1)             91.68% (1)

(1) All shares are owned by Delta; Messrs. Larson, Parker and Nanke are officers, directors and controlling shareholders of Delta.
     Messrs. Enright and Eckelberger are also directors of Delta.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the year ended June 30, 2000, and $206,745 for the year ended June 30, 1999. We had a receivable from Delta of $505,629 and $633,622 recorded as a reduction in equity at June 30, 2000 and 1999, respectively.

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

          (b)  Reports on Form 8-K:  None

                   FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements within meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operations, market conditions in the oil and gas industry, the status of and/or future expectations for our offshore properties, our ability to make and integrate acquisitions and the outcome of litigation and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

     *    a decline in oil and/or gas production or prices,
     *    incorrect estimates of required capital expenditures,
     * increases in the cost of drilling, completion and gas collection or other costs of production and operations,
     *    an inability to meet growth projections,
     *    government regulations, and
     *    other risk factors discussed or not discussed herein.

     In addition, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to Delta, our business or our management, are intended to identify forward-looking statements.

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

     (Registrant)                  AMBER RESOURCES COMPANY



 By  (Signature and Title)           s/Aleron H. Larson,  Jr.
                                       Aleron H. Larson, Jr.,
                                     Secretary, Chairman of the
                                     Board, Treasurer and Principal
                                     Financial Officer


                                     s/Kevin K.Nanke
                                     Kevin K. Nanke, Chief Financial Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     By  (Signature and Title)            s/Aleron H. Larson,  Jr.
                                          Aleron H. Larson, Jr., Director

     Date                                         9/26/00


     By (Signature and Title)            s/Roger A. Parker
                                         Roger A. Parker, Director

     Date                                         9/26/00


     By (Signature and Title)             s/Terry D. Enright
                                          Terry D. Enright, Director

     Date                                         9/26/00


     By (Signature and Title)              s/Jerrie F. Eckelberger
                                           Jerrie F. Eckelberger, Director

     Date                                         9/26/00


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

(27) Financial Data Schedule. Filed herewith electronically.

(99) Additional Exhibits. Not applicable.


                  Independent Auditors' Report



The Board of Directors and Stockholders
Amber Resources Company:


We   have  audited  the  accompanying  balance  sheets  of  Amber
Resources Company (the "Company"), a subsidiary of Delta Petroleum Corporation, as of June 30, 2000 and 1999 and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




                              s/KPMG
                              KPMG LLP


Denver, Colorado
September 14, 2000




AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS
June 30, 2000 and 1999






                                                2000               1999

ASSETS

Current assets:
  Cash                                    $     5,422                961
  Accounts receivable                           3,000              2,000

    Total current assets                        8,422              2,961

Oil and gas properties, successful efforts
  method of accounting (Note 1 and 5):
    Undeveloped offshore California
           properties                       5,006,276          5,006,276
    Developed onshore domestic
           properties                         195,531            195,531
                                            5,201,807          5,201,807

  Accumulated depletion                      (159,360)          (144,943)

    Net oil and gas properties              5,042,447          5,056,864

                                          $ 5,050,869          5,059,825


LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
  Accounts payable:                       $    12,898             19,697
  Royalties payable                            51,667            114,323

    Total current liabilities                  64,565            134,020


Stockholders' equity:
  Preferred stock, $1.00 par value;
    Authorized 5,000,000 shares of
    Class A convertible
    preferred stock, none issued (Note 2)         -                  -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares,
    4,666,185 shares issued and
    outstanding                               291,637            291,637
  Additional paid-in capital                5,755,232          5,755,232
  Accumulated deficit                        (554,936)          (487,442)
  Advances to parent                         (505,629)          (633,622)

    Total stockholders' equity              4,986,304          4,925,805

                                          $ 5,050,869          5,059,825



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Years Ended June 30, 2000 and 1999






                                                2000               1999

Revenue:
  Oil and gas sales                       $    37,579            139,105
  Gain on sale of oil
    and gas properties                              -            731,752
  Other income                                 62,666            118,533

    Total revenue                             100,245            989,390


Expenses:
  Lease operating expenses                     15,528             60,411
  Depletion                                    14,417             31,682
  Exploration expenses                          7,189              1,494
  General and administrative,
    including $100,000 in 2000
    and $206,745 in 1999 to
    parent (Note 4)                           130,605            236,654

    Total expenses                            167,739            330,241

    Net income (loss)                         (67,494)           659,149

Accumulated deficit at
       beginning of the year                 (487,442)        (1,146,591)

Accumulated deficit at end of the year    $  (554,936)          (487,442)

Basic earnings per share                  $     (0.01)              0.14

Weighted average number of common
       shares outstanding                   4,666,185          4,666,185



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statements of Cash Flows
Years Ended June 30, 2000 and 1999





                                                   2000            1999

Cash flows from operating activities:
  Net income (loss)                        $   (67,494)            659,149
  Adjustments to reconcile
      net income to cash
      provided by (used in)
      operating activities:
    Gain on sale of oil and gas
      properties                                     -           (731,752)
    Write-off of royalties payable             (62,656)          (118,509)
    Depletion                                   14,417             31,682
  Net changes in current assets and
      current liabilities
    (Increase) decrease in
       accounts receivable                      (1,000)            69,178
    Decrease in accounts payable                (6,799)           (21,362)

Net cash used in operating activities         (123,532)          (111,614)

Cash flows from investing activities:
  Additions to oil and gas properties                -             (9,105)
  Proceeds from the sale of oil and
     gas properties                                  -          1,074,617

    Net cash provided by investing activities        -          1,065,512

Cash flows from financing activities-
  Changes in acccounts receivable from and
    accounts payable to parent                 127,993           (967,598)

    Net increase (decrease) in cash              4,461            (13,700)

    Cash at beginning of the year                  961             14,661

    Cash at end of the year                $     5,422                961


                 See accompanying notes to financial statements.


AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2000 and 1999

(1)  Summary of Significant Accounting Policies

     Organization

     Amber Resources Company ("the Company") was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing oil and gas properties. The Company owns interests in undeveloped oil and gas properties in federal units offshore California, near Santa Barbara, and developed oil and gas properties in the continental United States. As of June 30, 2000, Delta Petroleum Corporation owned 4,277,977 shares (91.68%) of the Company's common stock.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of June 30, 2000, the Company had a working capital deficit of $56,143. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligation in a timely manner.

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

     Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

     Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of related reserves. Thereafter, additional amounts received are recorded as a liability.

     As of June 30, 2000, the Company had produced approximately 18,000 Mcf less than its entitled share of production. The undiscounted value of this imbalance is approximately $40,000 using the lower of the price received for the natural gas, the current market price or the contract price as applicable.

     Royalties Payable

     Recoupment gas royalties, included in royalties payable, represent royalties due on recoupment gas produced and delivered to the gas purchaser. The Company made its estimates of the amount that may be due to the royalty owners based on the market price of the gas during the period the gas was produced and delivered to the gas purchaser. These estimates are reduced by amounts that may have previously been paid by the operator of the properties on behalf of the Company.

     The statute of limitation has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amount have been written off and recorded as other income in 2000 and 1999.

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

     Earnings (Loss) per Share

     Basic earnings (loss) per share is computed by dividing net earnings (loss) attributes to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. The Company does not have any dilutive instruments and as such, no diluted earnings per share have been presented.

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

(3)  Income Taxes

     At June 30, 2000 and 1999, the Company=s significant deferred tax assets and liabilities are summarized as follows:

                                               2000          1999
  Deferred tax assets:
       Net operating loss
        carryforwards                      $1,091,000     1,017,000
       Oil and gas properties,
         principally due to
         differences in basis and
         depreciation and depletion             -             -
       Gross deferred tax assets           1,091,000    1,017,000

          Less valuation allowance          (768,000)    (976,000)
                                             323,000       41,000
   Deferred tax liability:
       Oil and gas properties,
        principally due to differences
        in basis and depreciation and
        depletion                            (323,000)    (41,000)
     Net deferred tax asset                 $   -         $   -

     No income tax expense or benefit has been recorded for the years ended June 30, 2000 and 1999 since the deferred income taxes that would have otherwise been provided were offset by a decrease in the valuation allowance for the net deferred tax assets.

    At June 30, 2000, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $2,871,000 and $3,151,000, respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 2001 through 2020. If not utilized, approximately $2.4 million of net operating losses will expire over the next five years.

(4) Related Party Transactions

     Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the year ended June 30, 2000, and $206,745 for the year ended June 30, 1999. We had a non interest bearing receivable from Delta of $505,629 and $633,622 recorded as a reduction in equity at June 30, 2000 and 1999, respectively.

(5) Disclosures About Capitalized Costs, Costs Incurred and Major
Customers

    Capitalized   costs   related  to  oil  and   gas   producing
activities are as follows:

                                         June 30,        June 30,
                                          2000              1999
    Undeveloped offshore
         California properties         $ 5,006,276       5,006,276
    Developed onshore
         domestic properties               195,531       1,264,134
                                         5,201,807       6,270,410
    Accumulated depreciation
         and depletion                    (159,360)       (144,943)
                                       $ 5,042,447       5,056,864

    A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended June 30, 2000 and 1999 is as follows:

                                        2000              1999
    Revenue:
       Oil and gas sales               $37,579          $139,105
    Expenses:
       Lease operating                  15,528            60,411
      Depletion                         14,417            31,682
      Exploration                        7,189             1,494
      Results of operations of oil
      Gas producing activities         $   445          $ 45,518

    Statement of Financial Accounting Standards 131 "Disclosures about segments of an enterprises and Related Information" (SFAS
131) establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company manages its business through one operating segment.

    Costs incurred in oil and gas producing activities for the years ended June 30, 2000 and 1999 are as follows:

                                        2000           1999
         Exploration costs             $7,189          1,494
         Development costs             $9,105          9,105

     Sales of major customers accounted for approximately 44%, 12% and 12% of 2000 oil and gas sales. Sales to major customers accounted for approximately 65% and 18% of 1999 oil and gas sales.

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


A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2000 and 1999 are as follows:



                                                      Onshore
                                               GAS              OIL
                                              (MCF)           (BBLS)

Balance at July 1, 1998                     1,466,871           2,407

  Revisions of quantity estimates              26,290            (968)
  Sale of oil and gas properties           (1,236,336)              -
  Production                                  (70,235)           (604)
Balance at June 30, 1999                      186,590             835

  Revisions of quantity estimates              (8,148)          1,854
  Production                                  (11,443)           (488)
Balance at June 30, 2000                      166,999           2,201

Proved developed reserves:
   June 30, 1998                            1,466,871           2,407
   June 30, 1999                              186,590             835
   June 30, 2000                              166,999           2,201



Future net cash flows presented below are computed using year-end prices and costs.
Future corporate overhead expenses and interest expense have not been included.




 June 30, 1999

 Future cash inflows                             $   454,032
 Future costs:
    Production                                       189,318
    Development                                            -
    Income taxes                                           -

 Future net cash flows                               264,714

  10% discount factor                                 60,756

 Standardized  measure of discounted future
       net cash flows                            $   203,958


 June 30, 2000

 Future cash inflows                             $   643,918
 Future costs:
    Production                                       292,258
    Development                                            -
    Income taxes                                           -

 Future net cash flows                               351,660

  10% discount factor                                119,724

 Standardized  measure of discounted future
       net cash flows                            $   231,936




The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 2000 and 1999 are as follows:


                                                    2000          1999

 Beginning of  year                              $   203,958     1,541,482

 Sales of oil and gas produced during the
     period , net of production costs                (20,321)      (78,694)
 Net change in prices and production costs            78,265        33,745
 Changes in estimated future development costs             -        (7,015)
 Revisions of previous quantity estimates,
      estimated timing of development and other      (50,362)     (167,092)
 Sale of reserves in place                                 -    (1,272,616)
 Accretion of discount                                20,396       154,148

 End of  year                                    $   231,936       203,958