Form 10QSB
period 2000-09-30
AMBER RESOURCES CO
filed 2000-11-13
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED SEPTEMBER 30, 2000 OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 OR THE  TRANSITION  PERIOD
     FROM __________ TO __________


                    Commission file number:  0-8874

                       Amber Resources Company
        (Exact name of registrant as specified in its charter)


     Delaware                                           84-0750506
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification No.)


  555 17th Street, Suite 3310
       Denver, Colorado                                      80202
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

4,666,185   shares  of  common  stock  $.0625  par   value   were
outstanding as of November 6, 2000.


                                                  Form 10-QSB
                                                  1st Qtr.
                                                  FY 2001

                             INDEX

PART I    FINANCIAL INFORMATION
                                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               September 30, 2000 and
               June 30, 2000 (unaudited)...............          1

          Statements of Operations and
               Accumulated Deficit for the Three
               Months Ended September 30, 2000
               and 1999 (unaudited).............                 2

          Statements of Cash Flows:
               For the Three Months Ended September 30,
               2000 and 1999 (unaudited)....................     3

          Notes to Financial Statements (unaudited).......       4

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS.............                        5

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................     9
Item 2.   Changes in Securities.............................     9
Item 3.   Defaults upon Senior Securities..................      9
Item 4.   Submission of Matters to a Vote of
          Security Holders................................       9
Item 5.   Other Information................................      9
Item 6.   Exhibits and Reports on Form 8-K...............        9


The  terms  "Amber", "Company", "we", "our", and  "us"  refer  to
Amber Resources Company unless the context suggests otherwise.



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS
Unaudited




                                              September 30,        June 30,
                                                  2000               2000

ASSETS

Current assets:
  Cash                                       $     7,051              5,422
  Accounts receivable                              3,000              3,000

    Total current assets                          10,051              8,422


Oil and gas properties, successful efforts
  method of accounting:
    Undeveloped offshore California
       properties                              5,006,276          5,006,276
    Developed onshore domestic properties        195,531            195,531
                                               5,201,807          5,201,807

  Accumulated depletion                         (162,896)          (159,360)

    Net oil and gas properties                 5,038,911          5,042,447

                                             $ 5,048,962          5,050,869


LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
  Accounts payable:                          $    12,195             12,898
  Royalties payable                               38,751             51,667

    Total current liabilities                     50,946             64,565


Stockholders' equity:
  Preferred stock, $1.00 par value; Authorized
    5,000,000 shares of Class A convertible
    preferred stock, none issued                       -                  -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares, 4,666,185
    shares issued and outstanding                 291,637            291,637
  Additional paid-in capital                    5,755,232          5,755,232
  Accumulated deficit                            (568,224)          (554,936)
  Advances to parent                             (480,629)          (505,629)

    Total stockholders' equity                  4,998,016          4,986,304

                                              $ 5,048,962          5,050,869


AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Unaudited




                                                   Three Months Ended
                                             September 30,      September 30,
                                                   2000               1999

Revenue:
  Oil and gas sales                         $    12,718              5,792
  Other income                                   12,927             17,400

    Total revenue                                25,645             23,192

Expenses:
  Lease operating expenses                        4,397              3,441
  Depletion                                       3,536                657
  Exploration expenses                            5,435              2,869
  General and administrative,
    including $25,000 in 2000
    and 1999 to parent                           25,565             40,748

    Total expenses                               38,933             47,715

    Net loss                                    (13,288)           (24,523)

Accumulated deficit at beginning
      of the period                            (554,936)          (487,442)

Accumulated deficit at end of the period    $  (568,224)          (511,965)

Basic loss per share                             *                   (0.01)

Weighted average number of common
       shares outstanding                     4,666,185          4,666,185

* less than $.01 per common share outstanding



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statements of Cash Flows
Unaudited


                                                               Three Months Ended
                                                        September 30,      September 30,
                                                            2000               1999

Cash flows from operating activities:
  Net income (loss)                                     $   (13,288)            (24,523)
  Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
    Write-off of royalties payable                           (12,916)           (17,397)
    Depletion                                                  3,536                657
  Net changes in current assets and
      current liabilities
    Increase in accounts receivable                                -             (1,000)
    Increase (decrease) in accounts payable                     (703)            12,679

Net cash used in operating activities                        (23,371)           (29,584)

Cash flows from financing activities-
  Changes in acccounts receivable from and
    accounts payable to parent                                25,000             30,378

    Net increase in cash                                       1,629                794

    Cash at beginning of the year                              5,422                961

    Cash at end of the year                              $     7,051              1,755


                     See accompanying notes to financial statements.



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 2000 and 1999
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

    Liquidity

    The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of September 30, 2000, the Company had a working capital deficit of $40,895. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner.

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

   	 Liquidity and Capital Resources.

   		At September 30, 2000, we had a working capital deficit of $40,895 compared to a working capital deficit of $56,143 at June
30, 2000. Our current liabilities include royalties payable of $38,751 at September 30, 2000 which represents our estimate of royalties payable on production attributable to certain wells in Oklahoma. We believe that the operators of the affected wells have paid some of the royalties on our behalf and have withheld such amounts from revenues attributable to our interest in the wells.
We have been in contact with the operators of the wells in an attempt to determine what amounts the operators have paid on our behalf over the past five years, which amounts would reduce the amounts we owe. To date, we have not received information sufficient to allow us to determine the amounts paid by the operators. We have been informed by our legal counsel that the applicable Statue of Limitations period for actions on written contracts arising in the state of Oklahoma is five years. The
Statue of Limitations has expired for royalty owners to make a claim for a portion of the estimated royalties that had previously been accrued. Accordingly, these amounts have been written off and recorded as other income.

     We believe that it is unlikely that all claims that might be made for payment of royalties payable would be made at one time.
We believe, although there can be no assurance, that we may ultimately be able to settle with potential claimants for less than the amounts recorded for royalties payable.

    We do not currently have a credit facility with any bank and we h ave not determined the amount, if any, that we could borrow against our existing properties. We will continue to explore additional sources of both short-term and long-term liquidity to fund our working capital deficit and our capital requirements for development of our properties including establishing a credit facility, sale of equity, debt securities and sale of non-strategic properties or advances from shareholders. Many of the factors which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

    After evaluation of the considerations described above, we believe that our cash flow from our existing producing properties, proceeds from the sale of producing properties, the repayment of advances from parent, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

    Results of Operations

    Earnings (loss).   We reported a net loss of $13,288 for the
three months ended September 30, 2000 compared to a net loss of $24,523 for the same period in 1999.

    Revenue.   Total revenues for the three months ended
September 30, 2000 were $25,645 compared to $23,192 for the same period in 1999. Oil and gas sales for the three months ended September 30, 2000 were $12,718 compared to $5,792 for the same period in 1999. Our total revenues were impacted by the increase in oil and gas prices compared to the prior year.

     Production volumes and average prices received for the three months ended September 30, 2000 and 1999 are as follows:

                                     	      Three Months Ended
                                             	 September 30,

                                          	2000 	         1999
	          Production:
  	           	Oil (Bbls)	                  	96	            92
  		           Gas (Mcfs)	 	              3,592          1,677
          	Average Price:
  	           	Oil (per Bbls)            $29.39 	        16.43
  		           Gas (per Mcf)	             $2.76  	        2.55

     Lease Operating Expenses.  Lease operating expenses were
$4,397 for the three months ended September 30, 2000 compared to $3,441 for the same period in 1999.

     Depletion Expense. Depletion expense for the three months ended September 30, 2000 were $3,536 compared to $657 for the same period in 1999.

     General and Administrative Expenses.   General and
administrative expenses for the three months ended September 30, 2000 were $25,565 compared to $40,748 for the same period as in
1999.   Effective October 1, 1998, we entered into an agreement
with our parent whereby we paid our parent an administration fee of $25,000 per quarter. Currently, we do not incur significant costs that are not administered by our parent.

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

        There is no litigation pending or threatened by or against us or any of our properties as of September 30, 2000.

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

                                     AMBER RESOURCES COMPANY
                                     (Registrant)



Date: November 10, 2000			   			     s/Aleron H. Larson, Jr.
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