Form 10QSB
period 2000-12-31
AMBER RESOURCES CO
filed 2001-02-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED DECEMBER 31, 2000 OR

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

4,666,185   shares  of  common  stock  $.0625  par   value   were
outstanding as of February 12, 2001.


                                                  Form 10-QSB
                                                  2nd Qtr.
                                                  FY 2001
                             INDEX

PART I    FINANCIAL INFORMATION                               PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets
               December 31, 2000 and
               June 30, 2000 (unaudited)                         1

          Statements of Operations and
               Accumulated Deficit for the Three
               Months Ended December 31, 2000
               and 1999 (unaudited)                              2

          Statement of Operations and
               Accumulated Deficit for the Six
               Months Ended December 31, 2000
               and 1999 (unaudited)                              3

          Statements of Cash Flows:
               For the Three Months Ended December 31,
               2000 and 1999 (unaudited)                         4

          Notes to Financial Statements (unaudited)              5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS                                     6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................     9
Item 2.   Changes in Securities.............................     9
Item 3.   Defaults upon Senior Securities..................      9
Item 4.   Submission of Matters to a Vote of
          Security Holders................................       9
Item 5.   Other Information................................      9
Item 6.   Exhibits and Reports on Form 8-K...............        9

The  terms  "Amber", "Company", "we", "our", and  "us"  refer  to
Amber Resources Company unless the context suggests otherwise.



AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS
Unaudited


                                            December 31,           June 30,
                                                2000                 2000

ASSETS

Current assets:
  Cash                                        $      8,218            5,422
  Accounts receivable                                6,000            3,000

    Total current assets                            14,218            8,422


Oil and gas properties, successful efforts
  method of accounting:
    Undeveloped offshore California properties    5,006,276        5,006,276
    Developed onshore domestic properties           195,531          195,531
                                                  5,201,807        5,201,807

  Accumulated depletion                            (164,664)        (159,360)

    Net oil and gas properties                    5,037,143        5,042,447

                                               $  5,051,361        5,050,869


LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
  Accounts payable:                            $     12,876           12,898
  Deferred revenue                                   25,834           51,667

    Total current liabilities                        38,710           64,565


Stockholders' equity:
  Preferred stock, $1.00 par value; Authorized
    5,000,000 shares of Class A convertible
    preferred stock, none issued                          -                -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares, 4,666,185
    shares issued and outstanding                   291,637          291,637
  Additional paid-in capital                      5,755,232        5,755,232
  Accumulated deficit                              (578,589)        (554,936)
  Advances to parent                               (455,629)        (505,629)

    Total stockholders' equity                    5,012,651        4,986,304

                                               $  5,051,361        5,050,869




AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Unaudited




                                                Three Months Ended
                                          December 31,         December 31,
                                               2000                 1999

Revenue:
  Oil and gas sales                     $     19,255               10,851
  Other income                                12,924               17,401

    Total revenue                             32,179               28,252


Expenses:
  Lease operating expenses                     5,998                6,051
  Depletion                                    1,768                4,978
  Exploration expenses                         2,389                    -
  General and administrative,
    including $25,000 in 2000
    and 1999 to parent                        32,391               26,716

    Total expenses                            42,546               37,745

    Net loss                                 (10,367)              (9,493)

Accumulated deficit at beginning
    of the period                           (554,936)            (511,965)

Accumulated deficit at end of
    the period                          $   (565,303)            (521,458)

Basic loss per share                            (.12)                (.11)

Weighted average number of common
       shares outstanding                  4,666,185            4,666,185





AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Unaudited




                                                   Six Months Ended
                                           December 31,         December 31,
                                               2000                 1999

Revenue:
  Oil and gas sales                       $     31,973               16,643
  Other income                                  25,851               34,801

    Total revenue                               57,824               51,444


Expenses:
  Lease operating expenses                      10,396                9,492
  Depletion                                      5,303                5,635
  Exploration expenses                           7,824                2,869
  General and administrative,
   including $50,000 in 2000
    and 1999 to parent                          57,954               67,464

    Total expenses                              81,477               85,460

    Net loss                                   (23,653)             (34,016)

Accumulated deficit at beginning
    of the period                             (554,936)            (487,442)

Accumulated deficit at end of the period  $   (578,589)            (521,458)

Basic loss per share                             (0.01)               (0.01)

Weighted average number of common
       shares outstanding                    4,666,185            4,666,185




AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statements of Cash Flows
Unaudited



                                                    Six Months Ended
                                            December 31,         December 31,
                                                2000                 1999


Net cash used in operating activities       $ (47,204)             (65,978)

Cash flows from financing activities-
  Changes in acccounts receivable from and
    advances to parent                         50,000               67,878

    Net increase in cash                        2,796                1,900

    Cash at beginning of the year               5,422                  961

    Cash at end of the year                  $  8,218                2,861



See accompanying notes to financial statements.




AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Six Months Ended December 31, 2000 and 1999
(Unaudited)




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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of December 31, 2000, the Company had a working capital deficit of $24,492. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner.

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

        Liquidity and Capital Resources.

        At December 31, 2000, we had a working capital deficit of $24,492 compared to a working capital deficit of $56,143 at June 30, 2000. Our current liabilities include deferred revenue of $25,834 at December 31, 2000 which represents amounts received for gas proceed and delivered to a gas purchaser pursuant to the terms of recoupment agreement on properties that the Company acquired during acquisitions. The Company deferred an amount pending a determination of the Company's revenue interest based on the market price of the gas during the period the gas was produced and delivered to the purchaser. Deferred revenue also includes other amounts received where the Company's interest was not confirmed.

        The status of limitation has expired for these deferred amounts and accordingly $12,917 and $25,833 for the three and six months ended December 31, 2000 and $17,397 and $34,793 for the three and six months ended December 31, 1999, have been written off and recorded as a component of other income.

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

       Results of Operations

       Earnings  (loss).   We reported a net loss of $10,367  and
$23,653  for  the  three and six months ended December  31,  2000 compared to a net loss of $9,493 and $33,986 for the same period in 1999.

       Revenue. Total revenues for the three and six months ended December 31, 2000 were $32,179 and $57,824 compared to $28,252 and $51,444 for the same period in 1999. Oil and gas sales for the three and six months ended December 31, 2000 were $19,255 and $31,973 compared to $10,851 and $16,643 for the same period in 1999. Our total revenues were impacted by the increase in oil and gas prices compared to the prior year.

        Other  Income.  Other income includes amounts  recognized
from   the   production  of  gas  previously   deferred   pending
determination of our interests in the properties.

       Production volumes and average prices received for the three and six months ended December 31, 2000 and 1999 are as follows:

                              Three Months Ended       Six Months Ended
                                  December 31,            December 31,

                               2000        1999          2000      1999
     Production:
           Oil (Bbls)           131         128           227       220
           Gas (Mcfs)         2,562       3,393         6,154     5,070
     Average Price:
           Oil (per Bbls)    $31.35       20.38        $30.52     18.73
           Gas (per Mcf)      $5.91        2.43         $4.07      2.47

       Lease  Operating Expenses.  Lease operating expenses  were
$5,998  and  $10,396 for the three and six months ended  December
31, 2000 compared to $6,051 and $9,492 for the same period in 1999.

       Depletion  Expense.  Depletion expense for the  three  and six  months  ended  December  31, 2000  were  $1,768  and  $5,303 compared to $4,978 and $5,635 for the same period in 1999.

       General and Administrative Expenses. General and administrative expenses for the three and six months ended December 31, 2000 were $32,391 and $57,954 compared to $26,716 and $67,464 for the same period as in 1999. Effective October 1, 1998, we entered into an agreement with our parent whereby we paid our parent an administration fee of $25,000 per quarter. Currently, we do not incur significant costs that are not administered by our parent.

       Future Operations

       Our offshore California undeveloped properties represent interests ranging from .87% to 6.97% in three federal units located offshore California near Santa Barbara.

       There are certain milestones established by the MMS which must be met relating to undeveloped offshore California units. The specific milestones for each of the units vary depending upon the operator of the unit. If the milestones are not met development of the units will not be permitted by the
MMS.   We expect to meet the milestones established.

       The ownership group's development plan for the offshore properties currently provides for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,300 feet for the Sword Unit; and 183 wells from two platforms for the Lion Rock Unit. On the Lion Rock Unit, platform A would be set in a water depth of approximately 507
feet,  and  Platform  B  would  be  set  in  a  water  depth   of
approximately 484 feet. The reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state-in-the-art".

      The Sword and Gato Canyon units are operated by Samedan Oil Corporation. In May 2000, Samedan acquired Conoco, Inc's interest in the Sword Unit. Prior to such time, Conoco timely submitted the Project Description for the Sword Unit in February 2000. However, since becoming the operator Samedan has informed the MMS that it has plans to submit a revised Project Description for the Sword Unit. The new plan is to develop the field from Platform Hermosa, an existing platform, rather than drilling a delineation well on Sword and then abandoning it. The next milestone for the Sword Unit is the DPP for Platform Hermosa, which must be submitted to the MMS in September 2001. It is estimated that the cost of filing the DPP will be $360,000, with Amber's share being approximately $10,000.

      In  February  2000,  Samedan timely submitted  the  Project
Description  for  the Gato Canyon Unit.  In  August  2000,  after
responding  to  MMS'  request  for  additional  information   and
clarification, Samedan filed the revised Project Description.  In
September 2001, the updated Exploration Plan for the Gato  Canyon
Unit  must  be  submitted to the MMS.  As  the  operator  of  the property, Samedan intends to submit the EP next September. It  is estimated  that it will cost $300,000, with Delta's  share  being
$49,500.   The next milestone for Gato Canyon  will  be  to  show
proof  that  a  Request for Proposal (RFP) has been prepared  and distributed to the appropriate drilling contractors as  described in  the revised Project Descriptions. The milestone date for  the
RFP  is November 2001.  It in anticipated that the same committee that  is  preparing the RFPs for the Aera properties will prepare the RFP for Gato Canyon for submittal to the contractors and MMS.
It  is estimated that it will cost $450,000 to complete the  RFP, with  Amber's cost estimated at $75,000.  The last milestone will be to begin drilling operations on the Gato Canyon Unit by May 1,
2003  using the committee's mobile drilling unit (MODU). The cost of  the drilling operations  are estimated to be $11,000,000 with
Amber's share being approximately $766,700.  Because the amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately
determine  to  farmout all or a portion of our interest.   If  we
were  to  farmout our interests, our interest in  the  properties would  be decreased substantially.  In the event that we are  not able to pay our share of expenses as a working interest owner  as required  by the respective operating agreements, it is  possible that we might lose some portion of our ownership interest in  the properties under some circumstances, or that we might be  subject to  penalties which would result in the forfeiture of substantial revenues from the properties.  Alternatively, we may pursue other
methods   of   financing,  including  selling  equity   or   debt
securities.   There can be no assurance that we  can  obtain  any
such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

       There is no litigation pending or threatened by or against us or any of our properties as of December 31, 2000.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item  4.  Submission of Matters to a Vote of Security Holders. None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.
               Exhibits: None
               Reports on Form 8-K:  None.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMBER RESOURCES COMPANY
                                      (Registrant)



Date: February 13, 2001               s/Aleron H. Larson, Jr.
                                       Aleron H. Larson, Jr.
                                           Chairman\CEO



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

(19)      Previously Unfiled Documents.  Not applicable.

(20)      Report Furnished to Security Holders. Not applicable.

(22)      Published  Report Regarding Matters Submitted  to
          Vote of Security Holders.  Not applicable.

(23)      Consents of Experts and Counsel. Not applicable.

(24)      Power of Attorney. Not applicable.

(27)      Financial Data Schedule. Not applicable.

(99)      Additional Exhibits. Not applicable.