Form 10QSB/A
period 2000-12-31
AMBER RESOURCES CO
filed 2001-02-15
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB/A
                                Amendment #1


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


                                                  Form 10-QSB/A
                                                  2nd Qtr.
                                                  FY 2001


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

Basic loss per share                              *                    *


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


                                    AMBER RESOURCES COMPANY
                                      (Registrant)



Date: February 14, 2001               s/Aleron H. Larson, Jr.
                                       Aleron H. Larson, Jr.
                                          Chairman\CEO



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