Form 10QSB
period 2001-03-31
AMBER RESOURCES CO
filed 2001-05-15
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO
      __________



                  Commission file number 0-8874



                          Amber Resources Company
           ------------------------------------------------------
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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 10, 2001.

                                                                 Form 10-QSB
                                                                 3rd Qtr.
                                                                 FY 2001
                                   INDEX



PART I     FINANCIAL INFORMATION                                 PAGE NO.

ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets
                March 31, 2001 and
                June 30, 2000 (unaudited)........................    1

           Statements of Operations and
                Accumulated Deficit for the Three
                Months Ended March 31, 2001
                and 2000 (unaudited) ............................    2

           Statement of Operations and
                Accumulated Deficit for the Nine
                Months Ended March 31, 2001
                and 2000 (unaudited) ............................    3

           Statements of Cash Flows:
                For the Nine Months Ended March 31,
                2001 and 2000 (unaudited)........................    4

           Notes to Financial Statements (unaudited) ............    5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS ...................................    6

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.....................................    9
Item 2.    Changes in Securities.................................    9
Item 3.    Defaults upon Senior Securities.......................    9
Item 4.    Submission of Matters to a Vote of
              Security Holders...................................    9
Item 5.     Other Information....................................    9
Item 6.     Exhibits and Reports on Form 8-K.....................    9












The terms "Amber", "Company", "we", "our", and "us" refer to Amber Resources Company unless the context suggests otherwise.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS
Unaudited
-----------------------------------------------------------------------------
                                                    March 31,      June 30,
                                                      2001           2000
                                                  ------------    ----------
ASSETS

Current assets:
  Cash                                             $   15,462          5,422
  Accounts receivable                                   7,250          3,000
                                                   ----------      ---------
      Total current assets                             22,712          8,422
                                                   ----------      ---------
Oil and gas properties, successful efforts
  method of accounting:
      Undeveloped offshore California properties    5,006,276      5,006,276
      Developed onshore domestic properties           203,053        195,531
                                                   ----------      ---------
                                                    5,209,329      5,201,807

  Accumulated depletion                              (167,498)      (159,360)
                                                   ----------      ---------
      Net oil and gas properties                    5,041,831      5,042,447
                                                   ----------      ---------
                                                   $5,064,543      5,050,869
                                                   ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:                                $   21,932         12,898
  Deferred revenue                                     12,917         51,667
                                                   ----------      ---------
      Total current liabilities                        34,849         64,565
                                                   ----------      ---------

Stockholders' equity:
  Preferred stock, $1.00 par value; Authorized
      5,000,000 shares of Class A convertible
      preferred stock, none issued                          -              -
  Common stock, $.0625 par value;
      authorized 25,000,000 shares, 4,666,185
      shares issued and outstanding                   291,637        291,637
  Additional paid-in capital                        5,755,232      5,755,232
  Accumulated deficit                                (588,546)      (554,936)
  Advances to parent                                 (428,629)      (505,629)
                                                   ----------      ---------
      Total stockholders' equity                    5,029,694      4,986,304
                                                   ----------      ---------
                                                   $5,064,543      5,050,869
                                                   ==========      =========

                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Unaudited
----------------------------------------------------------------------------
                                                      Three Months Ended
                                                    March 31,     March 31,
                                                      2001          2000
                                                  -----------    ----------
Revenue:
    Oil and gas sales                              $   18,030        9,963
    Other income                                       12,917       13,934
                                                   ----------    ---------
        Total revenue                                  30,947       23,897
                                                   ----------    ---------

Expenses:
    Lease operating expenses                            4,820        5,754
    Depletion                                           2,835        7,467
    Exploration expenses                                5,563        1,924
    General and administrative, including
      $25,000 in 2001 and 2000 to parent               27,686       37,535
                                                   ----------    ---------
        Total expenses                                 40,904       52,680
                                                   ----------    ---------
        Net loss                                       (9,957)     (28,783)

Accumulated deficit at beginning of the period       (578,589)    (521,458)
                                                   ----------    ---------
Accumulated deficit at end of the period           $ (588,546)    (550,241)
                                                   ==========    =========

Basic loss per share                                        *    $   (0.01)
                                                   ==========    =========
Weighted average number of common
       shares outstanding                           4,666,185    4,666,185
                                                   ==========    =========

*    less than $.01 per common share outstanding







                 See accompanying notes to financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
Unaudited
----------------------------------------------------------------------------
                                                      Nine Months Ended
                                                    March 31,     March 31,
                                                      2001          2000
                                                  -----------    ----------
Revenue:
    Oil and gas sales                              $   50,003       26,606
    Other income                                       38,768       48,735
                                                   ----------    ---------
        Total revenue                                  88,771       75,341
                                                   ----------    ---------

Expenses:
    Lease operating expenses                           15,216       15,246
    Depletion                                           8,138       13,102
    Exploration expenses                               13,387        4,793
    General and administrative, including
      $75,000 in 2001 and 2000 to parent               85,640      104,999
                                                   ----------    ---------
        Total expenses                                122,381      138,140
                                                   ----------    ---------
        Net loss                                      (33,610)     (62,799)

Accumulated deficit at beginning of the period       (554,936)    (487,442)
                                                   ----------    ---------
Accumulated deficit at end of the period           $ (588,546)    (550,241)
                                                   ==========    =========

Basic loss per share                               $    (0.01)   $   (0.01)
                                                   ==========    =========
Weighted average number of common
       shares outstanding                           4,666,185    4,666,185
                                                   ==========    =========








                 See accompanying notes to financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statements of Cash Flows
Unaudited
----------------------------------------------------------------------------

                                                       Nine Months Ended
                                                     March 31,    March 31,
                                                       2001         2000
                                                    ----------   ----------


Net cash used in operating activities               $ (74,482)     (103,348)
                                                    ---------     ---------
Cash flows from investing activities-
   Additions to oil and gas properties                  7,522             -
                                                    ---------     ---------

Cash flows from financing activities-
   Changes in accounts receivable from and
   advances to parent                                  77,000       102,993
                                                    ---------     ---------

       Net increase in cash                            10,040          (355)

       Cash at beginning of the year                    5,422           961
                                                    ---------     ---------

       Cash at end of the year                      $  15,462           606
                                                    =========     =========










              See accompanying notes to financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Nine Months Ended March 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------



(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company's ("the Company") audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended June 30, 2000, previously filed with the Securities and Exchange Commission.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2001, the Company had a working capital deficit of $12,137. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner.

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

          Liquidity and Capital Resources.

          At March 31, 2001, we had a working capital deficit of $12,137 compared to a working capital deficit of $56,143 at June 30, 2000. Our current liabilities include deferred revenue of $12,917 at March 31, 2001 which represents amounts received for gas proceed and delivered to a gas purchaser pursuant to the terms of recoupment agreement on properties that the Company acquired during acquisitions. The Company deferred an amount pending a determination of the Company's revenue interest based on the market price of the gas during the period the gas was produced and delivered to the purchaser. Deferred revenue also includes other amounts received where the Company's interest was not confirmed.

          The status of limitation has expired for these deferred amounts and accordingly $12,917 and $38,750 for the three and nine months ended March 31, 2001 and $13,932 and $48,725 for the three and nine months ended March 31, 2000, have been written off and recorded as a component of other income.

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

          Results of Operations

          Earnings (loss).   We reported a net loss of $9,957 and $33,610 for
the three and nine months ended March 31, 2001 compared to a net loss of $28,783 and $62,799 for the same period in 2000.

          Revenue.   Total revenues for the three and nine months ended March
31, 2001 were $30,947 and $88,771 compared to $23,897 and $75,341 for the same period in 2000. Oil and gas sales for the three and nine months ended March 31, 2001 were $18,030 and $50,003 compared to $9,963 and $26,606 for the same period in 2000. Our total revenues were impacted by the increase in oil and gas prices compared to the prior year.

          Other Income. Other income includes amounts recognized from the production of gas previously deferred pending determination of our interests in the properties.

          Production volumes and average prices received for the three and nine months ended March 31, 2001 and 2000 are as follows:

                                   Three Months Ended   Nine Months Ended
                                      March 31,             March 31,

                                   2001       2000       2001      2000
     Production:
            Oil (Bbls)                66        126        293       346
            Gas (Mcfs)             2,353      3,524      8,507     9,094
     Average Price:
            Oil (per Bbls)        $30.05      22.45     $30.41     20.09
            Gas (per Mcf)         $ 6.82       2.02     $ 4.83      2.16

          Lease Operating Expenses. Lease operating expenses were $4,820 and $15,216 for the three and nine months ended March 31, 2001 compared to $5,754 and $15,246 for the same period in 2000.

          Depletion Expense. Depletion expense for the three and nine months ended March 31, 2001 were $2,835 and $8,138 compared to $7,467 and $13,102 for the same period in 2000.

          General and Administrative Expenses.   General and administrative
expenses for the three and nine months ended March 31, 2001 were $27,686 and $85,640 compared to $37,535 and $104,999 for the same period as in 2000. Effective October 1, 1998, we entered into an agreement with our parent whereby we paid our parent an administration fee of $25,000 per quarter. Currently, we do not incur significant costs that are not administered by our parent.

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

          In February 2000, Samedan timely submitted the Project Description for the Gato Canyon Unit. In August 2000, after responding to MMS' request for additional information and clarification, Samedan filed the revised Project Description. In September 2001, the updated Exploration Plan for the Gato Canyon Unit must be submitted to the MMS. As the operator of the property, Samedan intends to submit the EP next September. It is estimated that it will cost $300,000, with Amber's share being $49,500. The next milestone for Gato Canyon will be to show proof that a Request for Proposal
(RFP) has been prepared and distributed to the appropriate drilling contractors as described in the revised Project Descriptions. The milestone date for the RFP is November 2001. It in anticipated that the same committee that is preparing the RFPs for the Aera properties will prepare the RFP for Gato Canyon for submittal to the contractors and MMS. It is estimated that it will cost $450,000 to complete the RFP, with Amber's cost estimated at $75,000. The last milestone will be to begin drilling operations on the Gato Canyon Unit by May 1, 2003 using the committee's mobile drilling unit (MODU). The cost of the drilling operations are estimated to be $11,000,000 with Amber's share being approximately $766,700. Because the amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately determine to farmout all or a portion of our interest. If we were to farmout our interests, our interest in the properties would be decreased substantially. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties. Alternatively, we may pursue other methods of financing, including selling equity or debt securities.
There can be no assurance that we can obtain any such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          There is no litigation pending or threatened by or against us or any of our properties as of March 31, 2001.

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

                                        AMBER RESOURCES COMPANY
                                       (Registrant)



Date: May 14, 2001                      s/Roger A. Parker
                                        ---------------------------------
                                          Roger A. Parker
                                          President\CEO



                                        s/Kevin K. Nanke
                                        ---------------------------------
                                          Kevin K. Nanke, Chief Financial
                                          Officer and Treasurer

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