Form 10KSB
period 2001-06-30
AMBER RESOURCES CO
filed 2001-10-15
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-KSB


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended June 30, 2001
                                     or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _____________________.

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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended June 30, 2001 totaled $119,425.

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of October 1, 2001 could not be determined because there is no established public trading market.

As of October 1, 2001, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.

                The Index to Exhibits appears at Page 30

                             TABLE OF CONTENTS

                                 PART I

                                                                         PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                           4
ITEM 2.  DESCRIPTION OF PROPERTIES                                         8
ITEM 3.  LEGAL PROCEEDINGS                                                18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         18
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       19
ITEM 7.  FINANCIAL STATEMENTS                                             25
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                       25

                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT     25
ITEM 10. EXECUTIVE COMPENSATION                                           27
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   28

                               PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                 29







The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company unless the context suggests otherwise.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS

     GENERAL. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. These statements may include projections and estimates concerning the timing and success of specific projects and our future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. Sometimes we will specifically describe a statement as being a forward-looking statement. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

     We believe the factors discussed below are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf. The factors listed below are not necessarily all of the important factors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our shareholders that they should (1) be aware that important factors not described below could affect the accuracy of our forward-looking statements and (2) use caution and common sense when analyzing our forward-looking statements in this document or elsewhere, and all of such forward-looking statements are qualified by this cautionary statement.

     - Historically, natural gas and crude oil prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets generally and are outside of our control.

     - Projecting future rates of oil and gas production is inherently imprecise. Producing oil and gas reservoirs generally have declining production rates.

     - All of our reserve information is based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. There are numerous uncertainties inherent in estimating quantities of proved natural gas and oil reserves.

     - Changes in the legal, political and/or regulatory environment could have a material adverse effect on our future results of operations and financial condition. Our ability to economically produce and sell our oil and gas production is affected and could possibly be restrained by a number of legal, political and regulatory factors, particularly with respect to our offshore California properties which are the subject of significant political controversy due to environmental concerns.

     - Our drilling operations are subject to various risks common in the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids.

                                 PART I


ITEM 1.     DESCRIPTION OF BUSINESS

     (a)     Business Development

     Amber Resources Company ("Amber," "we" or "us") is engaged in the exploration, development and production of oil and gas properties. Our business is conducted onshore in the continental United States and in the U.S. coastal waters offshore California. As of June 30, 2001, our principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California and interests in 20 producing wells in western Oklahoma (the "Oklahoma Properties"). At June 30, 2001, proved producing reserves attributable to our onshore properties were estimated to be approximately 130,070 Mcf of gas and 1,682 Bbls of oil. There are uncertainties as to the timing of the development of our offshore properties. (See "Description of Properties"; Item 2 herein.)

     We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 3310, 555 17th Street, Denver, Colorado 80202. As of June 30, 2001, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

     At June 30, 2001, we had an authorized capital of 5,000,000 shares of $1.00 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

     (b)     Business of Issuer.

     During the year ended June 30, 2001, we were engaged in only one industry, namely the acquisition, exploration, development, and production of oil and gas properties and related business activities. Our oil and gas operations have been comprised primarily of production of oil and gas. We currently have producing oil and gas interests in the Anadarko Basin in Oklahoma and interests in undeveloped offshore Federal leases and units near Santa Barbara, California.

     (1) Principal Products or Services and Their Markets. The principal products produced by us are crude oil and natural gas. The products are generally sold at the wellhead to purchasers in the immediate area where the product is produced. The principal markets for oil and gas are refineries and transmission companies which have facilities near our producing properties.

     (2) Distribution Methods of the Products or Services. Oil and natural gas produced from our wells are normally sold to purchasers as referenced in (6) below. Oil is picked up and transported by the purchaser from the wellhead. In some instances we are charged a fee for the cost of transporting the oil, which fee is deducted from or accounted for in the price paid for the oil. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges are usually included in the calculation of the price paid for the natural gas.

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

     General.
     -------

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

     Environmental Regulation.
     ------------------------

     Together with other companies in the industries in which we operate, our operations are subject to numerous federal, state, and local environmental laws and regulations concerning our oil and gas operations, products and other activities. In particular, these laws and regulations require the acquisition of permits, restrict the type, quantities, and concentration of various substances that can be released into the environment, limit or prohibit activities on certain lands lying within wilderness, wetlands and other protected areas, regulate the generation, handling, storage, transportation, disposal and treatment of waste materials and impose criminal or civil liabilities for pollution resulting from oil, natural gas and petrochemical operations.

     Governmental approvals and permits are currently, and may in the future be, required in connection with our operations. The duration and success of obtaining such approvals are contingent upon a significant number of variables, many of which are not within our control. To the extent such approvals are required and not obtained, operations may be delayed or curtailed, or we may be prohibited from proceeding with planned exploration or operation of facilities.

     Environmental laws and regulations are expected to have an increasing impact on our operations, although it is impossible to predict accurately the effect of future developments in such laws and regulations on our future earnings and operations. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs and liabilities will not be incurred. However, we do not currently expect any material adverse effect upon our results of operations or financial position as a result of compliance with such laws and regulations.

     Although future environmental obligations are not expected to have a material adverse effect on our results of operations or financial condition, there can be no assurance that future developments, such as increasingly stringent environmental laws or enforcement thereof, will not cause us to incur substantial environmental liabilities or costs.

     Hazardous Substances and Waste Disposal.
     ---------------------------------------

     We currently own or lease interests in numerous properties that have been used for many years for natural gas and crude oil production. Although the operator of such properties may have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us. In addition, some of these properties have been operated by third parties over whom we had no control. The U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the management and disposal of wastes. Although CERCLA currently excludes petroleum from cleanup liability, many state laws affecting our operations impose clean-up liability regarding petroleum and petroleum related products. In addition, although RCRA currently classifies certain exploration and production wastes as "non-hazardous," such wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. If such a change in legislation were to be enacted, it could have a significant impact on our operating costs, as well as the gas and oil industry in general.

     Oil Spills.
     ----------

     Under the Federal Oil Pollution Act of 1990, as amended ("OPA"), (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances.

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

     Under our various agreements, we have primary liability for oil spills that occur on properties for which we act as operator. With respect to properties for which we do not act as operator, we are generally liable for oil spills as a non-operating working interest owner. We do not act as operator for any of our offshore California properties. The operators of our offshore California properties are primarily liable for oil spills and are required by the MMS to carry certain types of insurance and to post bonds in that regard. In addition, we also carry insurance as a non-operator in the amount of $5 million onshore and $10 million offshore. There is no assurance that our insurance coverage is adequate to protect us.

     Offshore Production.
     -------------------

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

     (10) Research and Development. We do not engage in any research and development activities. Since its inception, Amber has not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

     (11) Environmental Protection. Because we are engaged in acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to the operation of Amber since its inception. In addition, we do not anticipate that such expenditures will be material during the fiscal year ending June 30, 2002.

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

     (b)     Oil and Gas Properties

     We own interests in oil and gas properties located offshore California and in Oklahoma. Wells from which we receive revenues are owned only partially by us. We did not file oil and gas reserve estimates with any federal authority or agency other than the SEC during our years ended June 30, 2001 and 2000.

     Offshore Federal Waters: Santa Barbara, California Area
     -------------------------------------------------------

     We own interests in three undeveloped federal units located in federal waters offshore California near Santa Barbara.

     The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. These offshore areas were first explored in the Santa Barbara Channel along the near shore three mile strip controlled by the state. New field discoveries in Pliocene and Miocene age reservoir sands led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Eight POCS lease sales and subsequent drilling conducted between 1966 and 1984 have resulted in the discovery of an estimated two billion Bbls of oil and three trillion cubic feet of gas. Of these totals, some 869 million Bbls of oil and 819 billion cubic feet of gas have been produced and sold. During 2000, POCS production was approximately 150,000 Bbls of oil and 210 million cubic feet of gas per day according to the Minerals Management Service of the Department of the Interior ("MMS"). We do not, however, own any interest in any offshore California production and there is no assurance that any of our undeveloped properties will ever achieve production.

     Most of the early offshore production was from Pliocene age sandstone reservoirs. The more recent developments are from the highly fractured zones of the Miocene age Monterey Formation. The Monterey is productive in both the Santa Barbara Channel and the offshore Santa Maria Basin. It is the principal producing horizon in the Point Arguello field, the Point Pedernales field, and the Hondo and Pescado fields in the Santa Ynez Unit. Because the Monterey is capable of relatively high productive rates, the Hondo field, which has been on production since late 1981, has already surpassed 190 million Bbls of production.

     California's active tectonic history over the last few million years has formed the large linear anticlinal features which trap the oil and gas.
Marine seismic surveys have been used to locate and define these structures offshore. Recent seismic surveying utilizing modern 3-D seismic technology, coupled with exploratory well data, has greatly improved knowledge of the size of reserves in fields under development and in fields for which development is planned. Currently, 11 fields are producing from 18 platforms in the Santa
Barbara Channel and offshore Santa Maria Basin.   Implementation of extended
high-angle to horizontal drilling methods is reducing the number of platforms and wells needed to develop reserves in the area. Use of these new drilling methods and seismic technologies is expected to continue to improve development economics.

     Leasing, lease administration, development and production within the Federal POCS all fall under the Code of Federal Regulations administered by the MMS. The EPA controls disposal of effluents, such as drilling fluids and produced waters. Other Federal agencies, including the Coast Guard and the Army Corps of Engineers, also have oversight on offshore construction and operations.

     The first three miles seaward of the coastline are administered by each state and are known as "State Tidelands" in California. Within the State Tidelands off Santa Barbara County, the State of California, through the State Lands Commission, regulates oil and gas leases and the installation of permanent and temporary producing facilities. Because the three units in which we own interests are located in the POCS seaward of the three mile limit, leasing, drilling, and development of these units are not directly regulated by the State of California. However, to the extent that any production is transported to an on-shore facility through the state waters, our pipelines (or other transportation facilities) would be subject to California state regulations. Construction and operation of any such
pipelines would require permits from the state.   Additionally, all
development plans must be consistent with the Federal Coastal Zone Management
Act ("CZMA").   In California the decision of CZMA consistency is made by the
California Coastal Commission.

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

     These units have been formally approved and are regulated by the MMS. While the Federal Government has recently attempted to expedite the process of obtaining permits and authorizations necessary to develop the properties, there can be no assurance that it will be successful in doing so. We do not act as operator of any offshore California properties and consequently will not generally control the timing of either the development of the properties or the expenditures for development unless we choose to unilaterally propose the drilling of wells under the relevant operating agreements.

     The MMS initiated the California Offshore Oil and Gas Energy Resources (COOGER) Study at the request of the local regulatory agencies of the three counties (Ventura, Santa Barbara and San Luis Obispo) affected by offshore oil and gas development. A private consulting firm completed the study under a contract with the MMS. The COOGER Study presents a long-term regional perspective of potential onshore constraints that should be considered when developing existing undeveloped offshore leases. The COOGER Study projects the economically recoverable oil and gas production from offshore leases which have not yet been developed. These projections are utilized to assist in identifying a potential range of scenarios for developing these leases. These scenarios are compared to the projected infrastructural, environmental and socioeconomic baselines between 1995 and 2015.

     No specific decisions regarding levels of offshore oil and gas development or individual projects will occur in connection with the COOGER Study. Information presented in the study is intended to be utilized as a reference document to provide the public, decision makers and industry with a broad overview of cumulative industry activities and key issues associated with a range of development scenarios. We have attempted to evaluate the scenarios that were studied with respect to properties located in the eastern and central subregions (which include the Sword Unit and the Gato Canyon Unit) and the results of such evaluation are set forth below:

          Scenario 1     No new development of existing offshore leases.  If
          this scenario were ultimately to be adopted by governmental decision makers as the proper course of action for development, our offshore California properties would in all likelihood have little or no value. In this scenario we would seek to cause the Federal government to reimburse us for all money spent by us and our predecessors for leasing and other costs and for the value of the oil and gas reserves found on the leases through our exploration activities and those of our predecessors.

          Scenario 2     Development of existing leases, using existing
          onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities.
          It is likely that the adoption of this scenario by the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

          Scenario 3     Development of existing leases, using existing
          onshore facilities by constructing additional capacity at existing sites to handle expanded production. This scenario is currently anticipated by our management to be the most reasonable course of action although there is no assurance that this scenario will be adopted.

          Scenario 4     Development of existing leases after
          decommissioning and removal of some or all existing onshore facilities. This scenario includes new facilities, and perhaps new sites, to handle anticipated future production. Under this scenario we would incur increased costs but that revenues would be received more quickly.

     We have also evaluated our position with regard to the scenarios with respect to properties located in the northern sub-region (which includes the Lion Rock Unit), the results of which are as follows:

          Scenario 1     No new development of existing offshore leases.  If
          this scenario were ultimately to be adopted by governmental decision-makers as the proper course of action for development, our offshore California properties would in all likelihood have little or no value. In this scenario we would seek to cause the Federal government to reimburse us for all money spent by us and our predecessors for leasing and other costs and for the value of the oil and gas reserves found on the leases through our exploration activities and those of our predecessors.

          Scenario 2     Development of existing leases, using existing
          onshore facilities as currently permitted, constructed and operated (whichever is less) without additional capacity. This scenario includes modifications to allow processing and transportation of oil and natural gas with different qualities.
          It is likely that the adoption of this scenario by the industry as the proper course of action for development would result in lower than anticipated costs, but would cause the subject properties to be developed over a significantly extended period of time.

          Scenario 3     Development of existing leases, using existing
          onshore facilities by constructing additional capacity at existing sites to handle expanded production. This scenario that is currently anticipated by our management to be the most reasonable course of action although there is no assurance that this scenario will be adopted.

          Scenario 4     Development of existing offshore leases, using
          existing onshore facilities with additional capacity or adding new facilities to handle a relatively low rate of expanded development. This scenario is similar to #3 above but would entail increased costs for any new facilities.

          Scenario 5     Development of existing offshore leases, using
          existing onshore facilities with additional capacity or adding new facilities to handle a relatively higher rate of expanded development. Under this scenario we would incur increased costs but revenues would be received more quickly.

     The development plans for the various units (which have been submitted to the MMS for review) currently provide for 22 wells from one platform set in a water depth of approximately 328 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,100 feet for the Sword Unit; and 183 wells from two platforms for the Lion Rock Unit (in which we own only a 1% net profits interest and do not own any working interest).

     Current Status. On October 15, 1992 the MMS directed a Suspension of Operations (SOO), effective January 1, 1993, for the POCS undeveloped leases and units. The SOO was directed for the purpose of preparing what became known as the COOGER Study. Two-thirds of the cost of the Study was funded by the participating companies in lieu of the payment of rentals on the leases.

     Additionally, all operations were suspended on the leases during this period. On November 12, 1999, as the COOGER Study drew to a conclusion, the MMS approved requests made by the operating companies for a Suspension of Production (SOP) status for the POCS leases and units. During the period of a SOP, the lease rentals resume and each operator is generally required to perform exploration and development activities in order to meet certain milestones set out by the MMS. The milestones that were established by the MMS for the properties in which we own an interest were established through negotiations by the MMS on behalf of the United States government and the operators on behalf of the working interest owners. We did not directly participate in these negotiations. Until recently, progress toward the milestones was monitored by the operator in quarterly reports submitted to the MMS. In February 2000 all operators completed and timely submitted to the MMS a preliminary "Description of the Proposed Project". This was the first milestone required under the SOP. Quarterly reports were also prepared and submitted for all the subsequent quarters.

     On June 22, 2001, however, a Federal Court in the case of California v. Norton, et al (discussed below) ordered the MMS to set aside its approval of the suspensions of our offshore leases and to direct suspensions, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under federal law. As a result of this order, on July 2, 2001 the MMS directed suspensions of operations for all of our offshore California leases for an indefinite period of time and suspended all of the related milestones. The ultimate outcome and effects of this litigation are not certain at the present time. In order to continue to carry out the requirements of the MMS, all operators of the units in which we own non-operating interests are prepared to meet the next milestone leading to development of the leases, but the status of the milestones is presently uncertain in light of the recent court ruling. The United States government has filed a notice of its intent to appeal the court's order in the Norton case.

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

     It is unlikely that any one potential source of funding would be utilized exclusively. Rather, it is more likely that we will pursue a combination of different funding sources when the need arises. Regardless of the type of financing techniques that are ultimately utilized, however, it currently appears likely that because of our small size in relation to the magnitude of the capital requirements that will be associated with the development of the subject properties, we will be forced in the future to issue significant amounts of additional shares, pay significant amounts of interest on debt that presumably would be collateralized by all of our assets (including our offshore California properties), reduce our ownership interest in the properties through sales of interests in the property or as the result of farmouts, industry financing arrangements or other partnership or joint venture relationships, or to enter into various transactions which will result in some combination of the foregoing. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties.

     While the costs to develop the offshore California properties in which we own an interest are anticipated to be substantial in relation to our small size, management believes that the opportunities for us to increase our asset base and ultimately improve our cash flow are also substantial in relation to our size. Although there are several factors to be considered in connection with our plans to obtain funding from outside sources as necessary to pay our proportionate share of the costs associated with developing our offshore properties (not the least of which is the possibility that prices for petroleum products could decline in the future to a point at which development of the properties is no longer economically feasible), we believe that the timing and rate of development in the future will in large part be motivated by the prices paid for petroleum products.

     To the extent that prices for petroleum products were to decline below their recent levels, it is likely that development efforts will proceed at a slower pace such that costs will be incurred over a more extended period of time. If petroleum prices remain at current levels, however, we believe that development efforts will intensify. Our ability to successfully negotiate financing to pay our share of development costs on favorable terms will be inextricably linked to the prices that are paid for petroleum products during the time period in which development is actually occurring on each of the subject properties.

     Gato Canyon Unit. We hold a 6.97% working interest, with capitalized costs of $3,170,602, in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit; three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and, one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including our federal leases and/or units).

     The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore (see Map). Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field is anticipated to be processed onshore at the existing Las Flores Canyon facility (see Map). Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline (see Map). Offshore pipeline distances to access the Las Flores site is approximately six miles. Our share of the estimated capital costs to develop the Gato Canyon field is approximately $20 million.

     As a result of the Norton case, the Gato Canyon Unit leases are under directed suspensions of operations with no specified end date. An updated Exploration Plan is expected to include plans to drill an additional delineation well when activities are resumed. This well will be used to determine the final location of the development platform. Following the platform decision, a Development Plan will be prepared for submittal to the MMS and the other involved agencies. Two to three years will likely be required to process the Development Plan and receive the necessary approvals.

     Lion Rock Unit. We hold a 1% net profits interest, with capitalized costs of $1,554,898, in the Lion Rock Unit. Amber does not currently claim any proved reserves in this field under the SEC definition of that term. The Lion Rock Unit is operated by Aera Energy LLC.

     The Lion Rock Unit is located in the Offshore Santa Maria Basin eight to ten miles from the coastline (see Map). Water depths range from 300 feet to 600 feet in the area of the field. It is anticipated that any oil and gas produced at Lion Rock would be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility (see Map) and would be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocal Pipeline (see Map). Offshore pipeline distance will be eight to ten miles depending on the point of landfill.

     As a result of the Norton case, the Lion Rock Unit is held under a directed suspension of operations with no specified end date. It is anticipated that upon the resumption of activities there will be an interpretation of the 3D seismic survey and the preparation of an updated Plan
of Development leading to production.   Additional delineation wells may or
may not be drilled depending on the outcome of the interpretation of the 3D survey.

     Sword Unit. We hold a .87% working interest, with capitalized costs of $280,776, in the Sword Unit. Amber does not currently claim any proved reserves in this field under the SEC definition of that term. This 12,240 acre unit is operated by Conoco, Inc. In aggregate, three wells have been drilled on this unit of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6E API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985.

     The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello field's Platform Hermosa (see Map). Water depths range from 1000 feet to 1800 feet in the area of the field. It is anticipated that the oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil would then be transported out of Santa Barbara County in the All American Pipeline (see Map). Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline proposed to be laid from a platform located in the northern area of the Sword field to Platform Hermosa would be approximately five miles in length. Our share of the estimated capital costs to develop the Sword field is approximately $7 million.

         As a result of the Norton case, the Sword Unit leases are held under directed suspensions of operations with no specified end date. An updated

Exploration Plan is expected to include plans to drill an additional delineation well when activities are resumed.


--------------

map insert

--------------


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

     (c)     Production
             ----------

     We are not obligated to provide a fixed and determined quantity of oil and gas in the future under existing contracts or agreements. During the last three fiscal years we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer. Our average oil and gas price per unit and average production costs per unit are set forth below:

                            Year Ended     Year Ended      Year Ended
                           June 30, 2001  June 30, 2000   June 30, 1999
                           -------------  -------------   -------------
   Average sales price:
      Oil (per barrel)        $29.61         22.50            11.63
      Natural Gas (per Mcf)     4.85          2.32             1.88
      Production costs (per
         Mcf equivalent)        1.96          1.08              .82

     The profitability of our oil and gas production activities is affected by the fluctuations in the sale prices of our oil and gas production. (See "Management's Discussion and Analysis or Plan of Operation").

     Impairment of Long Lived Assets
     -------------------------------

     Undeveloped Offshore California Properties
     ------------------------------------------

          These properties will be expensive to develop and produce and have been subject to significant regulatory restrictions and delays. Substantial quantities of hydrocarbons are believed to exist based on estimates reported to us by the operator of the properties and the U.S. government's Mineral Management Services. The classification of these properties depends on many assumptions relating to commodity prices, development costs and timetables.

We annually consider impairment of properties assuming that properties will be developed. Based on the range of possible development and production scenarios using current prices and costs, we have concluded that the cost bases of our offshore properties are not impaired at this time. There are no assurances, however, that when and if development occurs, we will recover the value of our investment in such properties.

     Developed Oil and Gas Properties
     --------------------------------

     We annually compare our historical cost basis of each developed oil and gas property to its expected future undiscounted cash flow from each property (on a field by field basis). Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the property, no impairment is recognized. If the carrying value of the property exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset.

     Any impairment provisions recognized for developed and undeveloped properties are permanent and may not be restored in the future.

     (d)     Productive Wells and Acreage.
             ----------------------------

     The table below shows, as of June 30, 2001, the approximate number of gross and net producing oil and gas wells by state and their related developed acres owned by us. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

                      Oil                    Gas           Developed Acres
               Gross(1)  Net (2)     Gross (1)  Net(2)     Gross(1)  Net(2)
               --------  -------     ---------  ------     --------  ------
     Oklahoma     0        0            20       0.41       3,200     211


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

     (e)     Undeveloped Acreage.
             -------------------
     At June 30, 2001, we held undeveloped acreage by state as set forth below:

                                                 Undeveloped Acres (1)
            Location                     Gross           Net
            --------                     -----           ---

            California (1)               22,340          811

     (1)    Consists of Federal leases offshore near Santa Barbara,
            California.


     (f)     Drilling Activities
             -------------------

     During the year ended June 30, 2001, we participated in the completion of one well.


ITEM 3.     LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us or any of our properties as of June 30, 2001.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)     Market or Markets:
             -----------------

     We currently have, and have had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are listed on NASDAQ or another exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during 2001 and 2000 have not been available.

     (b)     Approximate Number of Holders of Common Stock:
             ---------------------------------------------

     The number of holders of record of our securities at June 30, 2001 was approximately 1,000.

     (c)     Dividends:
             ---------

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


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     Liquidity and Capital Resources.
     -------------------------------

     General
     -------

     At June 30, 2001, we had working capital of $6,315 compared to a working capital deficit of $56,143 at June 30, 2000. Our working capital deficit during fiscal 2000 was primarily a result of deferred revenue. Deferred revenue primarily represents amounts received for gas produced and delivered to a gas purchaser pursuant to the terms of recoupment agreements on properties that we acquired. We deferred an amount pending a determination of our revenue interest based on the market price of the gas during the period the gas that was produced and delivered to the purchaser. Deferred revenue also includes other amounts received where our interest was not confirmed.
The statute of limitations has expired for these deferred amounts and accordingly, $51,667 and $62,656 for the years ended June 30, 2001 and 2000, respectively, have been written off and recorded as a component of other revenue.

     Offshore
     --------

     The undeveloped leases in which we own interests were issued during the early 1980s (with the exception of the Sword Unit leases issued in 1979) and carried a primary term of five years. During those primary terms, oil and gas in commercial quantities were discovered in all of the unit areas in which we own interests. Applicable statutes and regulations require that a lease beyond its primary term must be maintained either by production or drilling operations (conducted under an approved Exploration Plan or Development and Production Plan, or under a suspension of production or suspension of operations).

     Applicable federal regulations set forth a number of reasons for which the MMS may either grant or direct a suspension of operations or suspension of production. It is common practice for lease suspensions of this nature to be issued by the MMS either to aid the operator in accommodating necessary activities or unavoidable delays or to accommodate environmental concerns or national security issues. These suspensions are issued when it is necessary to allow the proper development of unitized leases on which discoveries of commercial quantities of oil and gas have occurred. Our leases are currently held under suspensions issued on that basis. Although the issuance of future suspensions is subject to MMS discretion, the applicable statutes and regulations, as well as past practice in the Pacific Outer Continental Shelf region, support the issuance of future suspensions as necessary to facilitate development so long as the operators continue diligent efforts to achieve production.

     There are certain milestones that were previously established by the MMS for two of our three undeveloped offshore California units. The specific milestones for each of the four units vary depending upon the operator of the unit. On July 2, 2001, however, these milestones were suspended by the MMS in compliance with an order entered by a Federal Court on June 22, 2001 in the case of California v. Norton. In that case, the California Coastal Commission sued the United States government claiming, in essence, that the lease suspensions that were granted by the MMS while the COOGER Study was being completed violated the requirements of the Coastal Zone Management Act because, in granting those suspensions, the MMS did not make a determination that the suspensions were consistent with California's coastal management program. The Court agreed with California and ordered the MMS to set aside its approval of the subject suspensions and to direct suspensions of all of the subject leases, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under the Coastal Zone Management Act. The July 2, 2001 letters from the MMS which direct suspension of the milestones indicate that the MMS will review the previously submitted (and approved) suspension requests under the provisions of the Coastal Zone Management Act as directed by the court. The current suspensions of operations directed by the letters do not specify an end date.

     The MMS has issued letters to all of the operators of the affected leases offering the opportunity to modify the previously submitted suspension of production requests. Burdette A. Ogle, a consultant to us for our offshore California properties, has informed us that he believes the end-date of the suspensions of production will likely be the anticipated spud date for the delineation wells set forth in the operators' respective requests for suspension of production. During this period the leases will be held by the suspensions.

     The suspensions themselves authorize only preliminary activities, not operations, on the leases. The operations (i.e., drilling the next delineation wells) will be conducted under Exploration Plans ("EPs"). The operators intend to submit proposed Exploration Plans to the MMS for approval significantly before the expiration of the suspensions.

     Within 30 days of the date upon which the proposed EP is deemed "submitted" (usually after further revisions at the request of the MMS), the MMS is required to either: (1) approve the plan; (2) require the lessee to modify the plan, in which case the lessee may resubmit the modified plan; or
(3) disapprove the plan if the MMS determines that the proposed activity would probably cause serious environmental harm which cannot be mitigated.

     Disapproval of an Exploration Plan does not, in and of itself, effect a cancellation of a lease. Under Federal Regulations (30 CFR Sec. 250.203(k)(2)), a lessee may resubmit a disapproved plan if there is a change in the circumstances which caused it to be disapproved. Further, the Federal Regulations contemplate that the lessee will work to modify the disapproved EP to accommodate the environmental concerns for a period of up to five years,
during which time the lease would be held under a suspension.   If the leases
were ultimately cancelled on the basis of this Exploration Plan disapproval, the regulations contemplate that compensation would be required.

     If an Exploration Plan is approved, a delineation well would be spudded prior to the end of the applicable suspension. Once drilling is underway, the lease is held by operations. At the end of drilling operations, the lessee has a 180-day period to commence further operations (under an Exploration Plan or a Development and Production Plan) or to obtain a further suspension. In practice, the lessee would seek a suspension to allow for time to evaluate the results of delineation drilling and prepare a Development and Production Plan. Again, the applicable sections of the regulations accommodate suspensions for this purpose.

     During any such suspension, the operator would submit a proposed Development and Production Plan to the MMS. Within 60 days of the last day of the applicable comment periods, the MMS must: (1) approve the Development and Production Plan; (2) require modification of the Development and Production Plan; or (3) disapprove the Development and Production Plan, due to (i) the operator's failure to comply with applicable law, (ii) failure to obtain state consistency concurrence, (iii) national security or defense issues, or (iv) environmental concerns. As with the Exploration Plan, disapproval does not effect a lease cancellation. Again, the regulations contemplate that the lessee will work to modify the disapproved Development and Production Plan (or resolve the Coastal Zone Management Act issues) for a period of up to five years, during which the lease would most likely be held under a granted suspension.

     As discussed above, all of the leases in which we hold an interest were originally issued for a primary term of five years, and MMS suspensions have the effect of extending the term of the lease for the period of the suspension. All of our leases must be maintained either through production, drilling operations or suspensions. Annual rentals under all leases equal $3/acre. Rentals were waived during the COOGER Study period (from January 1, 1993 through November 15, 1999). The MMS has also waived rentals during the current suspensions of operations beginning July 2, 2001. As these suspensions do not state a definite end date, the date through which rentals will be waived is not known.

      The Sword and Gato Canyon units are operated by Samedan Oil Corporation. In May 2000, Samedan acquired Conoco, Inc.'s interest in the Sword Unit.
Prior to such time, as operator Conoco timely submitted the Project Description for the Sword Unit in February 2000. However, since becoming the operator, Samedan has informed the MMS that it has plans to submit a revised Project Description for the Sword Unit. The new plan is to develop the field from Platform Hermosa, an existing platform, rather than drilling a delineation well on Sword and then abandoning it. Prior to the suspension of milestones in accordance with the Court's order in the Norton case, the next scheduled milestone for the Sword Unit was the DPP for Platform Hermosa, which was to be submitted to the MMS in September 2001. When the DPP is filed, it is estimated that the cost will be approximately $360,000, with Amber's share being $3,600.

      In February 2000, Samedan timely submitted the Project Description for the Gato Canyon Unit. In August 2000, after responding to an MMS request for additional information and clarification, Samedan filed the revised Project Description. Prior to the suspensions granted under the Norton decision, the updated Exploration Plan for the Gato Canyon Unit was to be submitted to the MMS in September 2001. It is estimated that the cost of the updated Exploration Plan will be approximately $300,000, with Amber's share being $21,000. If and when milestones are reinstated, it is anticipated that the next milestone for Gato Canyon would still be to show proof that a Request for Proposal has been prepared and distributed to the appropriate drilling contractors as described in the revised Project Descriptions. At the time milestones were suspended by the MMS, the milestone date for the RFP was November 2001. It is estimated that it will cost $450,000 to complete the RFP, with Amber's cost estimated at $36,000. Prior to its suspension, the last milestone was to begin drilling operations on the Gato Canyon Unit by May 1, 2003 using the committee's drilling unit. The cost of the drilling operations are estimated to be $11,000,000 with Amber's share being $776,700.

     Our working interest share of the future estimated development costs based on estimates developed by the operating partners relating to our three undeveloped offshore California units is approximately $27 million. Because the amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately determine to farmout all or a portion of our interest. If we were to farmout our interests, our interest in the properties would be decreased substantially. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties. Alternatively, we may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that we can obtain any such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common stockholders' interest would be diluted significantly.

     At the present time we believe that all of the costs capitalized for our offshore California properties will be fully recovered through future development and production in spite of the factors discussed above, including, without limitation, our inability to submit exploration plans for the Lion Rock, Gato Canyon and Sword Units since their acquisition in 1992, the extensive development necessary to access production from those Units, the uncertainty created by the court ruling in June, 2001 in the Norton case, the current suspension of operations prohibiting exploratory activities on the properties and our inability to effect any development due to our status as an investor as opposed to being the operator of the properties.

     Based on discussions with the MMS and operators of the properties, we currently believe that the MMS, in cooperation with the property interest owners, will provide the State of California with a consistency determination under the Coastal Zone Management Act that will allow exploration and development plans to be prepared. Furthermore, we believe that the MMS will seek to modify the previously submitted suspension of production requests to focus solely on "preliminary activities," and will approve new suspension of production requests that do not contain any "milestones" per se, as the stated milestones in the previous suspensions of production appear to have been a significant factor in the court's decisions. We also believe that the end-date of any such new suspensions of production will likely be the anticipated spud date for the delineation wells set forth in the operators' respective requests for suspensions of production.

     Even though we are not the designated operator of the properties and regulatory approvals have not been obtained, we believe exploration and development activities on these properties will occur and are committed to expend funds attributable to our interests in order to proceed with obtaining the approvals for the exploration and development activities. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair values of our property interests are in excess of their carrying value at June 30, 2001, June 30, 2000 and June 30, 1999 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     Capital Resources
     -----------------

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

     After evaluation of the considerations described above, we believe that our existing cash balances, cash flow from our existing producing properties, proceeds from the sale of oil and gas properties, funding from the advance to Delta and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year.

     Results of Operations
     ---------------------

     Net Income. Our net losses for the years ended June 30, 2001 and 2000 were $42,628 and $67,494, respectively.

     Revenue. Total revenue for the year ended June 30, 2001 was $119,425 compared to $100,245 for the year ended June 30, 2000. Oil and gas sales for the year ended June 30, 2001 was $67,738 compared to $37,579 for the year
ended June 30, 2000.   The increase in oil and gas sales for the year ended
June 30, 2001 compared to the year ended June 30, 2000 is attributable to the increase in oil and gas price during fiscal 2001.

     Other Revenue. Other revenue includes amounts recognized from the production of gas previously deferred pending determination of our interest in the properties.

     Production volumes and average prices received for the years ended June 30, 2001 and 2000 are as follows:

                                Year Ended             Year Ended
                               June 30, 2001          June 30, 2000
                               -------------          -------------
     Production:
        Oil (barrels)               381                    488
        Gas (Mcf)                11,630                 11,443

     Average Price:
          Oil (per barrel)       $29.61                  22.50
          Gas (per Mcf)          $ 4.85                   2.32

     Lease Operating Expenses. Lease operating expenses for the year ended June 30, 2001 was $22,827 compared to $15,528 for the year ended June 30, 2000. On an MCF equivalent basis production expenses and taxes were $1.96 per Mcf equivalent during the year ended June 30, 2001 compared to $1.08 for the year ended June 30, 2000.

     Depletion Expense. Depletion expense for the year ended June 30, 2001 was $10,608 compared to $14,417 for the year ended June 30, 2000.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. We incurred exploration costs of $17,482 and $7,189 for the years ended June 30, 2001 and 2000, respectively.

     General and Administrative Expenses. General and administrative expense for the year ended June 30, 2001 was $111,136 compared to $130,605 for the year ended June 30, 2000.

     Recently Issued or Proposed  Accounting Standards and
     Pronouncements.
     -----------------------------------------------------

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" and approved for issuance SFAS No. 143, "Accounting for Asset Retirement Allocations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 will have no impact on our fiscal 2001 financial statements.

     SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. The adoption will have no impact on our fiscal 2001 financial statements.

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact SFAS No. 143 will have on our financial condition and results of operations.


ITEM 7.     FINANCIAL STATEMENTS

     Financial Statements are included beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.


                                  PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Executive Officers and Directors:

     Information with respect to our executive officers and directors is set forth below:

        Name             Age       Positions              Period of Service
---------------------    ---  ------------------------   -------------------

Aleron H. Larson, Jr.     56   Chairman of the Board,     May 1987 to Present
                               Secretary, and a Director

Roger A. Parker           39   President, Chief           May 1987 to Present
                               Executive Officer and
                               a Director

Terry D. Enright          52   Director                   November 1987 to
                                                          Present

Jerrie F. Eckelberger     57   Director                   September 1996
                                                          to Present

Kevin K. Nanke            36   Treasurer and Chief        December 1999
                               Financial Officer          to Present


     The following is biographical information as to the business experience of each of our current officers and directors.

     Aleron H. Larson, Jr., age 56, has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. From July of 1990 through March 31, 1993, Mr. Larson served as the Chairman, Secretary, CEO and a Director of Chippewa Resources Corporation (now called "Underwriters Financial Group, Inc."), a public company then listed on the American Stock Exchange which was previously our parent ("UFG"). Subsequent to a change of control, Mr. Larson resigned from all positions with UFG effective March 31, 1993. Mr. Larson serves as Chairman of the Board, Secretary and Director of Delta Petroleum Corporation ("Delta"), a public oil and gas company which is our parent corporation. He has also served, since 1983, as the President and Board Chairman of Western Petroleum Corporation, a public Colorado oil and gas company which is now inactive. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker, age 39, served as the President, a Director and Chief Operating Officer of Chippewa Resources Corporation (now called "Underwriters Financial Group, Inc.") from July of 1990 through March 31, 1993. Mr. Parker resigned from all positions with UFG effective March 31, 1993. Mr. Parker also serves as President, Chief Executive Officer and Director of Delta. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President, a Director and sole shareholder of Apex Operating Company, Inc. since its inception in 1987. He has operated as an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director, Executive Vice President, President and shareholder of Ampet, Inc. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Terry D. Enright, age 52, has been in the oil and gas business since 1980. Mr. Enright was a reservoir engineer until 1981 when he became Operations Engineer and Manager for Tri-Ex Oil & Gas. In 1983, Mr. Enright founded and is President and a Director of Terrol Energy, a private, independent oil company with wells and operations primarily in the Central Kansas Uplift and D-J Basin. In 1989, he formed and became President and a Director of a related company, Enright Gas & Oil, Inc. Since then, he has been involved in the drilling of prospects for Terrol Energy, Enright Gas & Oil, Inc., and for others in Colorado, Montana and Kansas. He has also participated in brokering and buying of oil and gas leases and has been retained by others for engineering, operations, and general oil and gas
consulting work.   Mr. Enright received a B.S. in Mechanical Engineering with a minor in Business Administration from Kansas State University in Manhattan, Kansas in 1972, and did graduate work toward an MBA at Wichita State University in 1973. He is a member of the Society of Petroleum Engineers and a past member of the American Petroleum Institute and the American Society of Mechanical Engineers, and also serves as a director for Delta.

     Jerrie F. Eckelberger, age 57, is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado. From 1982 to 1992 Mr. Eckelberger was the senior partner of Eckelberger & Feldman, a law
firm with offices in Englewood, Colorado.   In 1992, Mr. Eckelberger founded
Eckelberger & Associates of which he is still the principal member. Mr. Eckelberger previously served as an officer, director and corporate counsel
for Roxborough Development Corporation.   Since March 1996, Mr. Eckelberger
has acted as President and Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado.
He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate and has been since June, 1996. Additionally, since November, 1997, Mr. Eckelberger has served as the Managing Member of the Woods at Pole Creek, a Colorado limited liability company, specializing in real estate development. Mr. Eckelberger also serves as a director for Delta.

     Kevin K. Nanke, age 36, Treasurer and Chief Financial Officer, joined Amber (and Delta) in April 1995. He also serves as Treasurer and Chief Financial Officer of Delta. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with Delta and Amber, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society. Mr. Nanke is not a nominee for election as a director.

     There is no family relationship among or between any of our Officers and/or Directors.

     Messrs. Enright and Eckelberger serve as the audit committee and as the compensation committee.


ITEM 10.    EXECUTIVE COMPENSATION.

     No officer or director received compensation directly from us during the years ended June 30, 2001, 2000 and 1999. Messrs. Larson, Parker and Nanke, Chairman, President and Chief Financial Officer, respectively, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)&(b) Security Holdings of Management and Persons Controlling More than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of            Amount & Nature of
Beneficial Owners              Beneficial Ownership     Percent of Class
-------------------            --------------------     ----------------

Delta Petroleum Corporation       4,277,977 (1)             91.68% (1)
555 17th Street, Suite 3310
Denver, Colorado 80202

Roger A. Parker                   4,277,977 (1)             91.68% (1)
555 17th St., Ste. 3310
Denver, CO  80202

Aleron H. Larson, Jr.             4,277,977 (1)             91.68% (1)
555 17th St., Ste. 3310
Denver, CO  80202

Terry D. Enright                  4,277,977 (1)             91.68% (1)
P.O. Box 227
Hygiene, Colorado 80533

Jerrie F. Eckelberger             4,277,977(1)              91.68% (1)
5575 DTC Parkway, #118
Englewood, CO 80111

Kevin K. Nanke                    4,277,977 (1)             91.68%(1)
555 17th St., Ste 3310
Denver, Colorado 80202

Management as a Group (5 people)  4,277,977(1)              91.68% (1)

---------------------------

(1) All shares are owned by Delta; Messrs. Larson, Parker and Nanke are officers, directors and controlling shareholders of Delta. Messrs. Enright and Eckelberger are also directors of Delta.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement is cancellable by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. This agreement replaces a previous agreement which allocated similar expenses based on our proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the years ended June 30, 2001 and 2000. We had a receivable from Delta of $404,000 and $505,000 recorded as a reduction in equity at June 30, 2001 and 2000, respectively.

                                    PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:
             --------

      The Exhibits listed in the Index to Exhibits appearing at page 30 are filed as part of this report.

     (b)     Reports on Form 8-K:  None

                              INDEX TO EXHIBITS

(2) Plan of Acquisitions, Reorganization, Arrangement, Liquidation, or Succession. Not applicable.

(3) Articles of Incorporation and Bylaws. The Articles of Incorporation (Certificate of Incorporation) and Bylaws of the Registrant filed as Exhibits 4 and 5 to Registrant's Form S-1 Registration Statement filed August 28, 1978 with the Securities and Exchange Commission are incorporated herein by reference. The Restated Articles of Incorporation (Restated Certificate of Incorporation) dated January 26, 1988 and Amendment to Restated Certificate of Incorporation dated September 18, 1989 are attached hereto as Exhibits 3.1 and 3.2, respectively.

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

(27)    Financial Data Schedule. Not applicable.

(99)    Additional Exhibits. Not applicable.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Amber Resources Company:


We have audited the accompanying balance sheets of Amber Resources Company (the "Company"), a subsidiary of Delta Petroleum Corporation, as of June 30, 2001 and 2000 and the related statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                     s/KPMG
                                     KPMG LLP


Denver, Colorado
October 5, 2001

AMBER RESOURCES COMPANY
BALANCE SHEETS
June 30, 2001 and 2000


                                                       2001         2000
                                                    ----------   ----------
ASSETS

Current Assets:
     Cash                                           $   14,992   $    5,422
     Accounts receivable                                 7,855        3,000
                                                    ----------   ----------
          Total current assets                          22,847        8,422
                                                    ----------   ----------
Property and Equipment:
     Oil and gas properties, at cost (using
       the successful efforts method
       of accounting):
     Undeveloped offshore California properties      5,006,276    5,006,276
     Developed onshore domestic properties             203,053      195,531
                                                    ----------   ----------
                                                     5,209,329    5,201,807
     Less accumulated depreciation and depletion      (169,968)    (159,360)
                                                    ----------   ----------
          Net property and equipment                 5,039,361    5,042,447
                                                    ----------   ----------
                                                    $5,062,208   $5,050,869
                                                    ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
     Accounts payable                               $   16,532   $   12,898
     Deferred revenue                                        -       51,667
                                                    ----------   ----------
          Total current liabilities                     16,532       64,565
                                                    ----------   ----------
Stockholders' Equity:
     Preferred stock, $.10 par value;
       authorized 5,000,000 shares of Class A
       convertible preferred stock, none issued              -            -
     Common stock, $.0625 par value;
       authorized 25,000,000 shares, issued
       4,666,185 shares at June 30, 2001 and 2000      291,637      291,637
     Additional paid-in capital                      5,755,232    5,755,232
     Accumulated deficit                              (597,564)    (554,936)
     Advance to parent                                (403,629)    (505,629)
                                                    ----------   ----------
     Total stockholders' equity                      5,045,676    4,986,304
                                                    ----------   ----------
Commitments
                                                    $5,062,208   $5,050,869
                                                    ==========   ==========

         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
Years Ended June 30, 2001 and 2000



                                                  2001           2000
                                               ----------     ----------
Revenue:
     Oil and gas sales                         $   67,738     $   37,579
     Other revenue                                 51,667         62,656
     Other income                                      20             10
                                               ----------     ----------
          Total revenue                           119,425        100,245


Operating expenses:
     Lease operating expenses                      22,827         15,528
     Depreciation and depletion                    10,608         14,417
     Exploration expenses                          17,482          7,189
     General and administrative, including
       $100,000 in 2001 and 2000 to parent        111,136        130,605
                                               ----------     ----------
          Total operating expenses                162,053        167,739
                                               ----------     ----------

          Net loss                                (42,628)       (67,494)

     Accumulated deficit at
          beginning of the year                  (554,936)      (487,442)
                                               ----------     ----------
     Accumulated deficit at
          end of the year                      $ (597,564)    $ (554,936)
                                               ==========     ==========

     Basic loss per share                      $    (0.01)    $    (0.01)
                                               ==========     ==========
     Weighted average number of common
          shares outstanding                    4,666,185      4,666,185
                                               ==========     ==========






          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001 and 2000


                                                       2001         2000
                                                    ---------    ----------

Cash flows operating activities:
   Net loss                                         $ (42,628)   $ (67,494)
   Adjustments to reconcile net loss to cash
       used in operating activities:
     Depletion                                         10,608        14,417
   Net changes in operating assets and operating
       liabilities:
   Increase in trade accounts receivable               (4,855)       (1,000)
   Increase (decrease) in accounts payable trade        3,634        (6,799)
   Deferred revenue                                   (51,667)      (62,656)
                                                    ---------    ----------

Net cash used in operating activities                 (84,908)     (123,532)
                                                    ---------    ----------
Cash flows from investing activities-
   Additions to property and equipment                 (7,522)            -
                                                    ---------    ----------
Cash flows from financing activities-
   Changes in accounts receivable from and
     accounts payable to parent                       102,000       127,993
                                                    ---------    ----------

Net increase in cash                                    9,570         4,461
                                                    ---------    ----------

Cash at beginning of period                             5,422           961
                                                    ---------    ----------

Cash at end of period                               $  14,992    $    5,422
                                                    ---------    ----------










         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Organization

     Amber Resources Company ("the Company") was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing oil and gas properties. The Company owns interests in undeveloped oil and gas properties in federal units offshore California, near Santa Barbara, and developed oil and gas properties in the continental United States. As of June 30, 2001, Delta Petroleum Corporation owned 4,277,977 shares (91.68%) of the Company's common stock.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. These factors among others may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligation in a timely manner or be able to fund exploration and development of its oil and gas properties.

    One aspect of the Company's business activities has been the buying and selling of oil and gas properties. In the past the Company has sold properties to fund its working capital deficits and/or its funding needs. Should the Company be unable to achieve its projected cash flow from operations additional financing or sale of oil and gas properties could be necessary. The Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely or acceptable terms.

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

    Depreciation and depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced. Capitalized costs of undeveloped properties are assessed periodically on an individual field basis and a provision for impairment is recorded, if necessary, through a charge to operations.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

     Certain of the Company's oil and gas activities are conducted through partnerships and joint ventures, the Company includes its proportionate share of assets, liabilities, revenues and expenses in its consolidated financial statements. Partnership net assets represents the Company's share of net working capital in such entities.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For developed properties, the review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

     Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized in accordance with SFAS 121 are permanent and may not be restored in the future.

   The Company assesses developed properties on an individual field basis for impairment on at least an annual basis.

     For undeveloped properties, the need for an impairment reserve is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the cost of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property.

     Gas Balancing

     The Company uses the sales method of accounting for gas balancing of gas production. Under this method, all proceeds from production credited to the Company are recorded as revenue until such time as the Company has produced its share of the total estimated reserves of the property. Thereafter, additional amounts received are recorded as a liability.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

As of June 30, 2001, the Company had produced and recognized as revenue approximately 67,000 Mcf more than its share of production. The undiscounted value of this imbalance is approximately $201,000 using the lower of the price received for the natural gas, the current market price or the contract price, as applicable.

    Deferred Revenue

     Deferred revenue primarily represents amounts received for gas produced and delivered where the Company was uncertain as to the distribution of amounts attributable to its interest, including amounts from a gas purchaser under the terms of a recoupment agreement on properties that the Company acquired during the Amber acquisition. The Company deferred amounts pending a determination of the Company's revenue interest.

     The statute of limitation has expired for these deferred amounts and accordingly $51,667 and $62,656 for the years ended June 30, 2001 and 2000, respectively, have been written off and recorded as a component of other income.

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards 109 (SFAS
109), Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. The company is consolidated in the Delta Petroleum Corporation's ("Delta"), the Company's parent, income tax return.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

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

     Recently Issued Accounting Standards and Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" and approved for issuance SFAS No. 143, "Accounting for Asset Retirement Allocations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of SFAS No. 141 will have no impact on Amber's fiscal 2001 financial statements.

     SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature. The adoption of SFAS No. 142 will have no impact on Amber's fiscal 2001 financial statements.

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact SFAS No. 143 will have on its financial condition and results of operations.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

(2)  Preferred Stock

     The Board of Directors is authorized to issue 5,000,000 shares of 9% Class A convertible preferred stock having a par value of $1 per share. At the option of the Company, this preferred stock is convertible at a rate of .625 shares of common stock for each share of Class A convertible preferred stock. As of the year ended June 30, 2001 and 2000, no preferred stock were issued and outstanding.

(3)  Income Taxes

     At June 30, 2001 and 2000, the Company's significant deferred tax assets and liabilities are summarized as follows:

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

                                             2001            2000
                                             ----            ----
 Deferred tax assets:
    Net operating loss
    carryforwards                         $ 726,000        1,091,000

                                          ----------      ----------
    Gross deferred tax assets               726,000        1,091,000

     Less valuation allowance              (635,000)       (768,000)
                                          ----------      ----------
                                                   -         323,000
  Deferred tax liability:
    Oil and gas properties,
    principally due to differences
    in basis and depreciation and
    depletion                               (91,000)       (323,000)
                                          ----------      ----------
   Net deferred tax asset                 $        -      $        -
                                          ==========      ==========

     No income tax expense or benefit has been recorded for the years ended June 30, 2001 and 2000 since the deferred income taxes that would have otherwise been provided were offset by a decrease in the valuation allowance for the net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return. As Delta has a net operating loss carryforward and a valuation allowance for deferred tax assets, the consolidation for income tax purposes has no financial statement impact to the Company.

    At June 30, 2001, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $2,413,000 and $2,693,000 , respectively. If not utilized, the tax net operating loss carryforwards will expire during the period from 2002 through 2021. If not utilized, approximately $1.7 million of net operating losses will expire over the next five years.

(4)  Related Party Transactions

     Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the year ended June 30, 2001 and 2000. We had a non-interest bearing receivable from Delta of $403,629 and 505,629 recorded as a reduction in equity at June 30, 2001 and 2000, respectively.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------


(5)  Disclosures About Capitalized Costs, Costs Incurred and Major Customers

     Capitalized costs related to oil and gas producing activities are as follows:
                                     June 30,      June 30,
                                       2001          2000
                                   -----------     ---------
  Undeveloped offshore
     California properties         $ 5,006,276     5,006,276
  Developed onshore
     domestic properties               203,053       195,531
                                   -----------     ---------
  Undeveloped offshore
                                     5,209,329     5,201,807
  Accumulated depreciation
     and depletion                    (169,968)     (159,360)
                                   -----------     ---------
                                   $ 5,039,361     5,050,869
                                   ===========     =========

     The Company has ownership interests in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,276 at June 30, 2001 and June 30, 2000, respectively. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

     The Company is not the designated operator of any of these properties but is an active participant in the ongoing activities of each property along with the designated operator and other interest owners. If the designated operator elected not to or was unable to continue as the operator, the other property interest owners would have the right to designate a new operator as well as share in additional property returns prior to the replaced operator being able to receive returns. Based on the Company's size, it would be difficult for the Company to proceed with exploration and development plans should other substantial interest owners elect not to proceed. However, to the best of its knowledge, the Company believes the designated operators and other major property interest owners intend to proceed with exploration and development plans under the terms and conditions of the operating agreement. The ownership rights in each of these properties have been retained under various suspension notices issued by the Mineral Management Service of the U.S. Federal Government (MMS) whereby as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

respect to the properties continue to be maintained. The issuance of the suspension notices has been necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies. The delays have prevented the property owners from submitting for approval an exploration plan on four of the properties. If and when plans are submitted for approval, they are subject to review for consistency with the California Coastal Zone Management Planning (CZMP) and by the MMS for other technical requirements.

     In the summer of 2001, several events occurred that continue to impact the ability of the property owners to proceed to prepare exploration and development plans for the properties.

     In June, 2001, in the case of The State of California ex. rel. The California Coastal Commission: Gray Davis, Governor of California and Bill Lockyer, Attorney General in the State of California et. al., v. Gale A. Norton, Secretary of the Interior, United States Department of the Interior, Minerals Management Service, Regional Supervisor of the Minerals Management Service, et. al., the United States District Court for the Northern District of California found that the previous grants of lease suspensions by the MMS was an activity that required a determination by the MMS under the Coastal Zone Management Act that the lease suspensions were consistent with California's coastal management program, and ordered the MMS to set aside its approval of the subject suspensions and to direct suspensions of the offshore California leases, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under the Coastal Zone Management Act.

     By correspondence dated on July 2, 2001, the MMS set aside its approval of the previously existing lease suspensions and directed new suspensions of all of the offshore California leases, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under the Coastal Zone Management Act. The new suspensions of operations directed by the correspondence do not specify an end date. The United States government has filed a notice of its intent to appeal the court's order in the Norton case.

     Based on discussions with the MMS and operators of the properties, the Company currently believes that the MMS, in cooperation with the property interest owners, will provide the State of California with a consistency determination under the Coastal Zone Management Act that will allow exploration and development plans to be prepared. Furthermore the Company believes that the MMS will seek to modify the previously submitted suspension of production requests to focus solely on "preliminary activities," and will approve new suspensions of production requests that do not contain any "milestones" per se, as the stated milestones in the previous suspensions of production appear to have been a significant factor in the court's decisions. The Company also believes that the end-date of any such new suspensions of production will likely be the anticipated spud date for the delineation wells set forth in the operator's respective requests for suspensions of production.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

     Even though the Company is not the designated operator of the properties and regulatory approvals have not been obtained, the Company believes exploration and development activities on these properties will occur and is committed to expend funds attributable to its interests in order to proceed with obtaining the approvals for the exploration and development activities. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at June 30, 2001 and June 30, 2000 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     Costs incurred in oil and gas producing activities for the years ended June 30, 2001 and 2000 are as follows:

                                   2001       2000
                                   ----       ----

     Intangible drilling costs    $ 7,522         -
     Exploration costs            $17,582     7,189

     A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended June 30, 2001 and 2000 is as follows:

                                          2001        2000
                                        -------      -------
  Revenue:
    Oil and gas sales                   $67,738      $37,579
  Expenses:
   Lease operating                      22,827       15,528
   Depletion                             10,608       14,417
   Exploration                           17,482        7,189
                                        -------      -------
  Results of operations of oil
  Gas producing activities              $16,821      $   445
                                        =======      =======

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------


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

     Sales of three major customers accounted for approximately 44%, 12% and 12% of 2001 oil and gas sales. Sales to two major customers accounted for approximately 44%, and 12% of 2000 oil and gas sales.

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

     Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

     A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2001 and 2000 are as follows:

                                             Onshore
                                      ---------------------
                                          GAS        OIL
                                         (MCF)      (BBLS)
                                      ---------------------

Balance at July 1, 1999                  186,590        835

 Revisions of quantity estimates          (8,148)     1,854
 Production                              (11,443)      (488)
                                       ---------    -------
Balance at June 30, 2000                 166,999      2,201

  Revisions of quantity estimates        (25,299)      (138)
  Production                             (11,630)      (381)

Balance at June 30, 2001                 130,070      1,682
                                      ==========    =======

Proved developed reserves:
  June 30, 1999                          186,590        835
  June 30, 2000                          166,999      2,201
  June 30, 2001                          130,070      1,682


     Future net cash flows presented below are computed using year-end prices and costs.

     Future corporate overhead expenses and interest expense have not been included.

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

 June 30, 2000

 Future cash inflows                         $  643,918
 Future costs:
  Production                                    292,258
  Development                                         -
  Income taxes                                        -
                                             ----------

 Future net cash flows                          351,660

 10% discount factor                            119,724
                                             ----------
 Standardized measure of discounted future
    net cash flows                           $  231,936
                                             ==========

 June 30, 2001

 Future cash inflows                         $  343,937
 Future costs:
  Production                                    172,264
  Development                                         -
  Income taxes                                        -
                                             ----------

 Future net cash flows                          171,673

 10% discount factor                             64,629
                                             ----------

 Standardized measure of discounted future
    net cash flows                           $  107,044
                                             ==========

AMBER RESOURCES COMPANY
(A subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Years Ended June 30, 2001 and 2000
----------------------------------------------------------------------------

     The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 2001 and 2000 are as follows:

                                                    2001         2000
                                                  --------     ---------

 Beginning of year                                $231,936       203,958

 Sales of oil and gas produced during the
   period , net of production costs                (44,911)      (20,321)
 Net change in prices and production costs         (51,512)       78,265
 Changes in estimated future development costs           -             -
 Revisions of previous quantity estimates,
   estimated timing of development and other       (51,663)      (50,362)
 Sale of reserves in place                               -             -
 Accretion of discount                              23,194        20,396
                                                  --------     ---------
 End of year                                      $107,044       231,936
                                                  ========     =========

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMBER RESOURCES COMPANY



Date:  September 12, 2001        By: /s/ Roger A. Parker
                                     ----------------------------------------
                                     Roger A. Parker, Chief Executive Officer



                                     /s/ Kevin K. Nanke
                                     ---------------------------------------
                                     Kevin K. Nanke, Chief Financial Officer


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature and Title                                  Date



/s/ Aleron H. Larson, Jr.                       October 12, 2001
-------------------------------
Aleron H. Larson, Jr., Director


/s/ Roger A. Parker                             October 12, 2001
-------------------------------
Roger A. Parker, Director


/s/ Terry D. Enright                            October 12, 2001
-------------------------------
Terry D. Enright, Director


/s/ Jerrie F. Eckelberger                       October 12, 2001
-------------------------------
Jerrie F. Eckelberger, Director