Form 10-Q
period 2001-09-30
AMBER RESOURCES CO
filed 2001-11-13
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                              FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001
OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 5, 2001.

                                   INDEX



PART I     FINANCIAL INFORMATION                                 PAGE NO.

ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets
                September 30, 2001 and
                June 30, 2001 (unaudited)........................    1

           Statements of Operations and
                Accumulated Deficit for the Three
                Months Ended September 30, 2001
                and 2000 (unaudited) ............................    2


           Statements of Cash Flows:
                For the Three Months Ended September 30,
                2001 and 2000 (unaudited)........................    3

           Notes to Financial Statements (unaudited) ............    4

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS ...................................    6

ITEM 3     MARKET RISK ..........................................   11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.....................................   11
Item 2.    Changes in Securities.................................   11
Item 3.    Defaults upon Senior Securities.......................   11
Item 4.    Submission of Matters to a Vote of
              Security Holders...................................   11
Item 5.     Other Information....................................   11
Item 6.     Exhibits and Reports on Form 8-K.....................   11












The terms "Amber", "Company", "we", "our", and "us" refer to Amber Resources Company unless the context suggests otherwise.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS

-----------------------------------------------------------------------------
                                                  September 30,    June 30,
                                                      2001           2000
                                                   ----------    ----------
                                           (Unaudited)
ASSETS

Current assets:
  Cash                                             $    4,105     $   14,992
  Accounts receivable                                       -          7,855
                                                   ----------     ----------
      Total current assets                              4,105         22,847
                                                   ----------     ----------
Property and Equipment:

  Oil and gas properties, at cost (using
   the successful efforts method of accounting:
      Undeveloped offshore California properties    5,006,276      5,006,276
      Developed onshore domestic properties                 -        203,053
                                                   ----------     ----------
                                                    5,006,276      5,209,329
  Less Accumulated depreciation and depletion               -       (169,968)
                                                   ----------     ----------
      Net property and equipment                    5,006,276      5,039,361
                                                   ----------     ----------
                                                   $5,010,381     $5,062,208
                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:                                $   29,750     $   16,532
  Deferred revenue                                     67,796              -
                                                   ----------     ----------
      Total current liabilities                        97,546         16,532
                                                   ----------     ----------
Stockholders' Equity:
  Preferred stock, $.10 par value; authorized
      5,000,000 shares of Class A convertible,
      preferred stock, none issued                          -              -
  Common stock, $.0625 par value; authorized
      25,000,000 shares, issued 4,666,185
      shares at September 30 and June 30, 2001        291,637        291,637
  Additional paid-in capital                        5,755,232      5,755,232
  Accumulated deficit                                (639,758)      (597,564)
  Advances to parent                                 (494,276)      (403,629)
                                                   ----------     ----------
      Total stockholders' equity                    4,912,835      5,045,676
                                                   ----------     ----------
Commitments
                                                   $5,010,381      5,062,208
                                                   ==========     ==========

                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
----------------------------------------------------------------------------

                                                          Three Months Ended
                                                 September 30,  September 30,
                                                      2001          2000
                                                 -------------  -------------
Revenue:
    Oil and gas sales                              $        -    $  12,718
    Gain on sale of oil and gas properties              6,163            -
    Other revenue                                           -       12,916
    Other income                                            -           11
                                                   ----------    ---------

        Total revenue                                   6,163       25,645


Operating Expenses:
    Lease operating expenses                                -        4,397
    Depreciation and depletion                              -        3,536
    Exploration expenses                               16,979        5,435
    General and administrative, including
      $25,000 in 2001 and 2000 to parent               31,378       25,565
                                                   ----------    ---------

        Total operating expenses                       48,357       38,933
                                                   ----------    ---------

        Net loss                                      (42,194)     (13,288)

Accumulated deficit at beginning of the year         (568,224)    (554,936)
                                                   ----------    ---------

Accumulated deficit at end of the year             $ (610,418)    (568,224)
                                                   ==========    =========

Basic loss per share                               $     (.01)        *
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

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Statements of Cash Flows
(Unaudited)
----------------------------------------------------------------------------

                                                   Three Months Ended
                                               September 30,   September 30,
                                                   2001            2000
                                               -------------   -------------

Cash flows operating activities:
   Net loss                                      $ (42,194)     $ (13,288)
   Adjustments to reconcile net loss to
     cash used in operating activities:
       Gain on sale of oil and gas properties       (6,163)             -
       Depletion                                         -          3,536
   Net changes in operating assets and
     operating liabilities:
       Decrease in trade accounts receivable         7,855              -
       Increase (decrease) in accounts
         payable trade                              13,218           (703)
       Deferred revenue                                  -        (12,916)
                                                 ---------      ---------

Net cash used in operating activities              (27,284)       (23,371)
                                                 ---------      ---------

Cash flows from investing activities-
   Changes in accounts receivable from
     and accounts payable to parent                 16,397         25,000
                                                 ---------      ---------

Net increase in cash                               (10,887)         1,629
                                                 ---------      ---------

Cash at beginning of period                         14,992          5,422
                                                 ---------      ---------

Cash at end of period                            $   4,105      $   7,051
                                                 =========      =========







               See accompanying notes to financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company's ("the Company") audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended June 30, 2001, previously filed with the Securities and Exchange Commission.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of September 30, 2001, the Company had a working capital deficit of $93,441. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner. the Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

     Recently Issued Accounting Standards and Pronouncements

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to included more disposal transaction. The Company is currently assessing the impact SFAS No. 144 will have on its financial condition and results of operations.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------
(2)  Oil and Gas Properties

     On July 1, 2001, the Company sold all of its producing properties to Delta Petroleum Corporation, our parent, for $107,044. The sales price for the properties was fair value based on an evaluation performed by an unrelated engineering firm. The difference between the sales price received and the net cost of the properties resulted in a gain of $73,960. Since the sale was to a related party, the gain has been deferred and will be amortized over the productive life of the properties.

      Unproved Undeveloped Offshore California Properties

      The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,000 on September 30, 2001 and June 30, 2001. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

      Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

ITEM 2.   MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.

     Forward Looking Statements
     --------------------------

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

     Background
     ----------

     Amber Resources Company ("Amber", "the Company") was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources
     -------------------------------

     At September 30, 2001, we had a working capital deficit of $93,441 compared to working capital of $6,315 at June 30, 2001. Our current liabilities include deferred revenue of $67,796 at September 30, 2001 which represents the unamortized portion of the gain on sale of oil and gas properties.

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

     After evaluation of the considerations described above, we believe that proceeds from the sale of properties, the repayment of advances from our parent, Delta Petroleum Corporation, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

     We currently have no commitments for any material capital expenditures.

      Results of Operations
      ---------------------

      Net loss. We reported a net loss of $42,194 for the three months ended September 30, 2001 compared to a net loss of $13,288 for the same period in 2000.

      Revenue. Total revenues for the three months ended September 30, 2001 were $6,163 compared to $25,645 for the same period in 2000. Oil and gas sales for the three months ended September 30, 2000 were $12,718. Our total revenues were impacted by the sale of all of our producing properties to our parent on July 1, 2001.
                                    6

      Other Revenue. Other revenue during fiscal 2001 includes amounts recognized from the production of gas previously deferred pending determination of our interests in the properties.

      Production volumes and average prices received for the three months ended September 30, 2001 and 2000 are as follows:

                                   Three Months Ended
                                      September 30,

                                   2001       2000
     Production:
            Oil (Bbls)                -         96
            Gas (Mcfs)                -      3,592
     Average Price:
            Oil (per Bbls)            -     $29.39
            Gas (per Mcf)             -     $ 2.76


     Lease Operating Expenses. Lease operating expenses were $4,397 for the three months ended September 30, 2000.

     Depletion Expense. Depletion expense for the three months ended September 30, 2000 were $3,536.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2001 were $31,378 compared to $25,565 for the same period as in 2000. Effective October 1, 1998, we entered into an agreement with our parent whereby we pay our parent an administration fee of $25,000 per quarter. Currently, we do not incur significant costs other than those paid to our parent.

     Future Offshore Operations
     --------------------------

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

     Our working interest share of the future estimated development costs based on estimates developed by the operating partners relating to our three undeveloped offshore California units is approximately $27 million. No significant amounts are expected to be incurred during fiscal 2002. Because the amounts required for development of these undeveloped properties are so substantial relative to our present financial resources, we may ultimately determine to farmout all or a portion of our interest. If we were to farmout our interests, our interest in the properties would be decreased substantially. In the event that we are not able to pay our share of expenses as a working interest owner as required by the respective operating agreements, it is possible that we might lose some portion of our ownership interest in the properties under some circumstances, or that we might be subject to penalties which would result in the forfeiture of substantial revenues from the properties. Alternatively, we may pursue other methods of financing, including selling equity or debt securities. There can be no assurance that we can obtain any such financing. If we were to sell additional equity securities to finance the development of the properties, the existing common shareholders' interest would be diluted significantly.

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

     After evaluation of the considerations described above, we believe that our existing cash balances, proceeds from the sale of oil and gas properties, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year.

     At the present time we believe that all of the costs capitalized for our offshore California properties will be fully recovered through future development and production in spite of the factors discussed above, including, without limitation our inability to submit exploration plans for the Lion Rock, Gato Canyon and Sword Units since their acquisition in 1992, the extensive development necessary to access production from those Units, the uncertainty created by the court ruling in June, 2001 in the Norton case, the current suspension of operations prohibiting exploratory activities on the properties and our inability to effect any development due to our status as an investor as opposed to being the operator of the properties.

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

     Even though we are not the designated operator of the properties and regulatory approvals have not been obtained, we believe exploration and development activities on these properties will occur and are committed to expend funds attributable to our interests in order to proceed with obtaining the approvals for the exploration and development activities. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair value of our property interests are in excess of their carrying value at March 31, 2001, June 30, 2000 and June 30, 1999 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

ITEM 3.   MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments to any degree for trading purposes. All of our revenue and related receivables are payable in U.S. dollars.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There is no litigation pending or threatened by or against us or any of our properties as of September 30, 2001.

Item 2.  Changes in Securities.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:  None

                                SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMBER RESOURCES COMPANY
                                       (Registrant)



Date: November 9, 2001             By: /s/ Roger A. Parker
                                       -------------------------------------
                                       Roger A. Parker
                                       President and Chief Executive Officer



                                    By:/s/ Kevin K. Nanke
                                       -------------------------------------
                                       Kevin K. Nanke, Chief Financial
                                       Officer and Treasurer

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