Form 10-Q
period 2001-12-31
AMBER RESOURCES CO
filed 2002-02-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2001
     OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of February 8, 2002.

                                                                 Form 10-Q
                                                                 2nd Qtr.
                                                                 FY 2002
                                   INDEX



PART I     FINANCIAL INFORMATION                                 PAGE NO.

ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets
                December 31, 2001 and
                June 30, 2001 (unaudited)........................    1

           Statements of Operations and
                Accumulated Deficit for the Three
                Months Ended December 31, 2001
                and 2000 (unaudited) ............................    2

          Statements of Operations and
                Accumulated Deficit for the Six
                Months Ended December 31, 2001
                and 2000 (unaudited) ............................    3

           Statements of Cash Flows:
                For the Six Months Ended December 31,
                2001 and 2000 (unaudited)........................    4

           Notes to Financial Statements (unaudited) ............    5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS ...................................    6

ITEM 3     MARKET RISK ..........................................   11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.....................................   12
Item 2.    Changes in Securities.................................   12
Item 3.    Defaults upon Senior Securities.......................   12
Item 4.    Submission of Matters to a Vote of
              Security Holders...................................   12
Item 5.     Other Information....................................   12
Item 6.     Exhibits and Reports on Form 8-K.....................   12








The terms "Amber", "Company", "we", "our", and "us" refer to Amber Resources Company unless the context suggests otherwise.

AMBER RESOURCES COMPANY

BALANCE SHEETS
-----------------------------------------------------------------------------

                                                     December 31,   June 30,
                                                         2001        2001
                                                     ------------  ----------
                                                      (Unaudited)
ASSETS

Current Assets:                                      $0,000,000   $0,000,000
   Cash                                              $      989   $   14,992
   Accounts receivable                                        -        7,855
                                                     ----------   ----------
  Total current assets                                      989       22,847
                                                     ----------   ----------
Property and Equipment:
   Oil and gas properties, at cost (using
   the successful efforts method
   of accounting):
   Undeveloped offshore California properties         5,006,276    5,006,276
   Developed onshore domestic properties                      -      203,053
                                                     ----------   ----------
                                                      5,006,276    5,209,329
   Less accumulated depreciation and depletion                -     (169,968)
                                                     ----------   ----------
  Net property and equipment                          5,006,276    5,039,361
                                                     ----------   ----------
                                                     $5,007,265   $5,062,208
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
   Accounts payable                                  $   10,082   $   16,532
   Deferred revenue                                      61,633            -
                                                     ----------   ----------
  Total current liabilities                              71,715       16,532
                                                     ----------   ----------
Stockholders' Equity:
   Preferred stock, $.10 par value;
   authorized 5,000,000 shares of Class A
   convertible preferred stock, none issued                   -            -
   Common stock, $.0625 par value;
   authorized 25,000,000 shares, issued 4,666,185
   shares at December 31, 2001 and June 30, 2001        291,637      291,637
   Additional paid-in capital                         5,755,232    5,755,232
   Accumulated deficit                                 (660,825)    (597,564)
   Advance to parent                                   (450,494)    (403,629)
                                                     ----------   ----------
  Total stockholders' equity                          4,935,550    5,045,676
                                                     ----------   ----------
Commitments
                                                     $5,007,265   $5,062,208
                                                     ==========   ==========

         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                  Three Months Ended
                                             December 31,     December 31,
                                                2001             2000
                                              ----------       ----------
Revenue:
     Oil and gas sales                        $        -       $   19,255
     Gain on sale of oil and gas properties        6,164                -
     Other revenue                                     -           12,918
     Other income                                      -                6
                                              ----------       ----------
          Total revenue                            6,164           32,179


Operating expenses:
     Lease operating expenses                          -            5,998
     Depreciation and depletion                        -            1,768
     Exploration expenses                          2,000            2,389
     Abandoned and impaired properties                 -                -
     Dry hole costs                                    -                -
     Professional fees                                 -                -
     General and administrative, including
       $25,000 in 2001 and 2000 to parent         25,231           32,391
                                              ----------       ----------
          Total operating expenses                27,231           42,546
                                              ----------       ----------
          Net loss                               (21,067)         (10,367)
                                              ----------       ----------
     Accumulated deficit at
          beginning of the period               (639,758)        (554,936)
                                              ----------       ----------
     Accumulated deficit at
          end of the period                   $ (660,825)      $ (565,303)
                                              ==========       ==========

     Basic loss per share                              *                *
                                              ==========       ==========
     Weighted average number of common
          shares outstanding                   4,666,185        4,666,185
                                              ==========       ==========

*     less than $.01 per common share outstanding



         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                   Six Months Ended
                                             December 31,     December 31,
                                                2001             2000
                                              ----------       ----------
Revenue:
     Oil and gas sales                        $        -       $   31,973
     Gain on sale of oil and gas properties       12,327                -
     Other revenue                                     -           25,834
     Other income                                      -               17
                                              ----------       ----------
          Total revenue                           12,327           57,824

Operating expenses:
     Lease operating expenses                          -           10,396
     Depreciation and depletion                        -            5,303
     Exploration expenses                         18,979            7,824
     Abandoned and impaired properties                 -                -
     Dry hole costs                                    -                -
     Professional fees                                 -                -
     General and administrative, including
       $50,000 in 2001 and 2000 to parent         56,609           57,954
                                              ----------       ----------
          Total operating expenses                75,588           81,477
                                              ----------       ----------
          Net loss                               (63,261)         (23,653)
                                              ----------       ----------
     Accumulated deficit at
          beginning of the period               (597,564)        (554,936)
                                              ----------       ----------
     Accumulated deficit at
          end of the period                   $ (660,825)      $ (578,589)
                                              ----------       ----------

     Basic loss per share                              *       $    (0.01)
                                              ==========       ==========

     Weighted average number of common
          shares outstanding                   4,666,185        4,666,185
                                              ==========       ==========

*     less than $.01 per common share outstanding



        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                        Six Months Ended
                                                   December 31,  December 31,
                                                      2001          2000
                                                     --------     --------

Cash flows operating activities:
   Net loss                                          $(63,261)    $(23,653)
   Adjustments to reconcile net loss to cash
        used in operating activities:
   Gain on sale of oil and gas properties             (12,327)           -
   Depletion                                                -        5,304
   Net changes in operating assets and operating
        liabilities:
   Decrease (increase) in trade accounts receivable     7,855       (3,000)
   Decrease in accounts payable trade                  (6,450)         (22)
   Deferred revenue                                         -      (25,833)
                                                     --------     --------

Net cash used in operating activities                 (74,183)     (47,204)
                                                     --------     --------
Cash flows from financing activities-
   Changes in accounts receivable from and
        accounts payable to parent                     60,180       50,000
                                                     --------     --------

Net (decrease) increase in cash                       (14,003)       2,796
                                                     --------     --------

Cash at beginning of period                            14,992        5,422
                                                     --------     --------

Cash at end of period                                $    989     $  8,218
                                                     ========     ========


          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------


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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of December 31, 2001, the Company had a working capital deficit of $72,726. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner. The Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

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

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Six Months Ended December 31, 2001 and 2000
(Unaudited)
----------------------------------------------------------------------------

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

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,000 on December 31, 2001 and June 30, 2001. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

(3)  Subsequent Event

     On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's Offshore California properties. The Complaint is based on the collective claims of the plaintiffs that post-leasing amendments to a federal statute governing offshore activities have now been interpreted to alter significantly their rights and abilities to move forward with further exploration and development activities, and that the Government has failed to carry out its own obligations under the leases which has resulted in substantial delays and interference in exploration and development efforts. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs, and related expenses. The total amount claimed by all of the collective plaintiffs for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. The Company's claim for lease bonuses and rentals paid by it and its predecessors is in excess of $152,000,000. In addition, the Company has asserted a claim for exploration costs and related expenses. The U.S. Government has not yet filed an answer to the Complaint.

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

     Background
     ----------

     Amber Resources Company ("Amber", "the Company") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing of oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources
     -------------------------------

     At December 31, 2001, we had a working capital deficit of $70,726 compared to working capital of $6,315 at June 30, 2001. Our current liabilities include deferred revenue of $61,633 at December 31, 2001 which represents the unamortized portion of the gain on sale of oil and gas properties.

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

     After evaluation of the considerations described above, we believe that proceeds from the sale of properties, the repayment of advances from parent, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

     Results of Operations
     ---------------------

     Net loss.   We reported a net loss of $21,067 and $63,261 for the three and six months ended December 31, 2001 compared to a net loss of $10,367 and $23,653 for the same period in 2000.

     Revenue.   Total revenues for the three and six months ended December 31,
2001 were $6,164 and $12,327 compared to $32,179 and $57,824 for the same period in 2000. Oil and gas sales for the three and six months ended December 31, 2000 were $19,255 and $31,973. Our total revenues were impacted by the sale of all producing properties to our parent on July 1, 2001.

     Other Revenue. Other revenue during fiscal 2001 includes amounts recognized from the production of gas previously deferred pending determination of our interests in the properties.

     Production volumes and average prices received for the three and six months ended December 31, 2001 and 2000 are as follows:

                                   Three Months Ended     Six Months Ended
                                      December 31,          December 31,

                                   2001       2000         2001        2000
     Production:
            Oil (Bbls)                -        131            -         227
            Gas (Mcfs)                -      2,562            -       6,154
     Average Price:
            Oil (per Bbls)            -     $31.35            -     $ 30.56
            Gas (per Mcf)             -     $ 5.91            -     $  4.07

     Lease Operating Expenses. Lease operating expenses were $5,998 and $10,396 for the three and six months ended December 31, 2000.

     Depletion Expense. Depletion expense for the three and six months ended December 31, 2000 were $1,768 and 5,303, respectively.

     General and Administrative Expenses.   General and administrative
expenses for the three and six months ended December 31, 2001 were $25,231 and $56,609 compared to $32,391 and $57,954 for the same period as in 2000. Effective October 1, 1998, we entered into an agreement with our parent whereby we paid our parent an administration fee of $25,000 per quarter. Currently, we do not incur significant costs other than those paid to our parent.

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

     Even though we are not the designated operator of the properties and regulatory approvals have not been obtained, we believe exploration and development activities on these properties will occur and are committed to expend funds attributable to our interests in order to proceed with obtaining the approvals for the exploration and development activities. Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair value of our property interests are in excess of their carrying value at September 30, 2001, and June 30, 2001 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

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

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On January 9, 2002, we filed a lawsuit along with several other companies in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The Complaint is based on our collective claims that post-leasing amendments to a federal statute governing offshore activities have now been interpreted to alter significantly our rights and abilities to move forward with further exploration and development activities, and that the Government has failed to carry out its own obligations under the leases which has resulted in substantial delays and interference in our exploration and development efforts. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs, and related expenses. The total amount claimed by all of the collective plaintiffs for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, we have asserted a claim for exploration costs and related expenses. The U.S. Government has not yet filed an answer to our Complaint.

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

                                        AMBER RESOURCES COMPANY
                                       (Registrant)



Date: February 12, 2002                 s/Roger A. Parker
                                        ---------------------------------
                                          Roger A. Parker
                                          President\CEO



                                        s/Kevin K. Nanke
                                        ---------------------------------
                                          Kevin K. Nanke, Chief Financial
                                          Officer and Treasurer