Form 10-Q
period 2002-03-31
AMBER RESOURCES CO
filed 2002-05-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002
     OR

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


     475 17th Street, Suite 1400
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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 14, 2002.

                                                                 Form 10-Q
                                                                 3rd Qtr.
                                                                 FY 2002
                                   INDEX



PART I     FINANCIAL INFORMATION                                 PAGE NO.

ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets
                March 31, 2002 and
                June 30, 2001 (unaudited)........................    1

           Statements of Operations and
                Accumulated Deficit for the Three
                Months Ended March 31, 2002
                and 2001 (unaudited) ............................    2

           Statements of Operations and
                Accumulated Deficit for the Nine
                Months Ended March 31, 2002
                and 2001 (unaudited) ............................     3

           Statements of Cash Flows:
                For the Nine Months Ended March 31, 2002
                and 2001 (unaudited).............................     4

           Notes to Financial Statements (unaudited) ............     5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........     8

ITEM 3     MARKET RISK ..........................................    13

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.....................................    14

Item 2.    Changes in Securities.................................    14

Item 3.    Defaults upon Senior Securities.......................    14

Item 4.    Submission of Matters to a Vote of
              Security Holders...................................    14

Item 5.     Other Information....................................    14

Item 6.     Exhibits and Reports on Form 8-K.....................    14




The terms "Amber", "Company", "we", "our", and "us" refer to Amber Resources Company unless the context suggests otherwise.

AMBER RESOURCES COMPANY

BALANCE SHEETS
-----------------------------------------------------------------------------

                                                       March 31,   June 30
                                                         2002        2001
                                                     ------------  ----------
                                                      (Unaudited)
ASSETS

Current Assets:
   Cash                                              $      719   $   14,992
   Accounts receivable                                        -        7,855
                                                     ----------   ----------
     Total current assets                                   719       22,847
                                                     ----------   ----------
Property and Equipment:
   Oil and gas properties, at cost (using
     the successful efforts method
     of accounting):
   Undeveloped offshore California properties         5,006,276    5,006,276
   Developed onshore domestic properties                      -      203,053
                                                     ----------   ----------
                                                      5,006,276    5,209,329
   Less accumulated depreciation and depletion                -     (169,968)
                                                     ----------   ----------
     Net property and equipment                      5,006,276    5,039,361
                                                     ----------   ----------
                                                     $5,006,995   $5,062,208
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
   Accounts payable                                  $   11,131   $   16,532
   Deferred revenue                                      55,470            -
                                                     ----------   ----------
     Total current liabilities                           66,601       16,532
                                                     ----------   ----------
Stockholders' Equity:
  Preferred stock, $.10 par value;
    authorized 5,000,000 shares of Class A
    convertible preferred stock, none issued                  -            -
  Common stock, $.0625 par value;
    authorized 25,000,000 shares, issued 4,666,185
    shares at March 31, 2002 and June 30, 2001          291,637      291,637
  Additional paid-in capital                          5,755,232    5,755,232
  Accumulated deficit                                  (680,981)    (597,564)
  Advance to parent                                    (425,494)    (403,629)
                                                     ----------   ----------
     Total stockholders' equity                       4,940,394    5,045,676
                                                     ----------   ----------
Commitments
                                                     $5,006,995   $5,062,208
                                                     ==========   ==========

         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                  Three Months Ended
                                               March 31,        March 31,
                                                 2002             2001
                                              ----------       ----------
Revenue:
     Oil and gas sales                        $        -       $   18,030
     Gain on sale of oil and gas properties        6,163                -
     Other revenue                                     -           12,917
     Other income                                      -
                                              ----------       ----------
          Total revenue                            6,163           30,947


Operating expenses:
     Lease operating expenses                          -            4,820
     Depreciation and depletion                        -            2,835
     Exploration expenses                            831            5,563
     General and administrative, including
       $25,000 in 2002 and 2001 to parent         25,488           27,686
                                              ----------       ----------
          Total operating expenses                26,319           40,904
                                              ----------       ----------
          Net loss                               (20,156)          (9,957)
                                              ----------       ----------
     Accumulated deficit at
          beginning of the period               (660,825)        (578,589)
                                              ----------       ----------
     Accumulated deficit at
          end of the period                   $ (680,981)      $ (588,546)
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

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                   Nine Months Ended
                                               March 31,        March 31,
                                                2002             2001
                                              ----------       ----------
Revenue:
     Oil and gas sales                        $        -       $   50,003
     Gain on sale of oil and gas properties       18,490                -
     Other revenue                                     -           38,751
     Other income                                      -               17
                                              ----------       ----------
          Total revenue                           18,490           88,771

Operating expenses:
     Lease operating expenses                          -           15,216
     Depreciation and depletion                        -            8,138
     Exploration expenses                         19,810           13,387
     General and administrative, including
       $75,000 in 2002 and 2001 to parent         82,097           85,640
                                              ----------       ----------
          Total operating expenses               101,907          122,381
                                              ----------       ----------
          Net loss                               (83,417)         (33,610)
                                              ----------       ----------
     Accumulated deficit at
          beginning of the period               (597,564)        (554,936)
                                              ----------       ----------
     Accumulated deficit at
          end of the period                   $ (680,981)      $ (588,546)
                                              ----------       ----------

     Basic loss per share                              *       $    (0.01)
                                              ==========       ==========

     Weighted average number of common
          shares outstanding                   4,666,185        4,666,185
                                              ==========       ==========

*     less than $.01 per common share outstanding



        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                        Nine Months Ended
                                                     March 31,     March 31,
                                                       2002          2001
                                                     ---------    ----------

Cash flows operating activities:
   Net loss                                          $(83,417)    $(33,610)
   Adjustments to reconcile net loss to cash
        used in operating activities:
     Gain on sale of oil and gas properties           (18,490)           -
     Depletion                                              -        8,138
   Net changes in operating assets and operating
        liabilities:
     Decrease (increase) in trade accounts receivable   7,855       (4,249)
     Increase (decrease) in accounts payable trade     (5,401)       9,034
     Deferred revenue                                       -      (38,751)
                                                     --------     --------

Net cash used in operating activities                 (99,453)     (59,438)
                                                     --------     --------
Cash flows from investing activities-
     Additions to oil and gas properties                    -       (7,522)
     Proceeds from sale of oil and gas properties     107,045            -
                                                     --------     --------

Net cash provided for (used in) investing activities  107,045       (7,522)
                                                     --------     --------

Cash flows from financing activities-
     Changes in accounts receivable from and
        accounts payable to parent                    (21,865)      77,000
                                                     --------     --------

Net (decrease) increase in cash                       (14,273)      10,040
                                                     --------     --------

Cash at beginning of period                            14,992        5,422
                                                     --------     --------

Cash at end of period                                $    719     $ 15,462
                                                     ========     ========




          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2002, the Company had a working capital deficit of $65,882. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner. The Company believes that it could sell oil and gas properties or obtain additional financing, however, there can be no assurance that such financing would be available on a timely basis or acceptable terms.

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

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

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

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,000 on March 31, 2002 and June 30, 2001. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     On January 9, 2002, Amber and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of Amber's Offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Nine Months Ended March 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(2) Oil and Gas Properties, Continued

have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations. The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases is currently impaired, but in the event that there is some future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and Amber decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear Amber's appeal of any such ruling or ultimately makes a determination adverse to Amber, it is likely that some or all of these leases would become impaired and written off at that time. In addition, it should be noted that Amber's pending litigation against the United States is predicated on the ruling of the lower court in California v. Norton. The United States has appealed the decision of the lower court to the 9th Circuit Court of Appeals. In the event that the United States is not successful in its appeal(s) of the lower court's decision in the Norton case and the pending litigation with Amber is not settled, it would be necessary for Amber to reevaluate whether the leases should be considered impaired at that time. As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If through the appellate process the leases are found not to be valid for some reason, or if the United States is finally ordered to make a consistency determination and either does not do so or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though Amber would undoubtedly proceed with its litigation. It is also possible that other events could occur during the appellate process that would cause the leases to become impaired, and Amber will continuously evaluate those factors as they occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Liquidity and Capital Resources.

     At March 31, 2002, we had a working capital deficit of $65,882 compared to working capital of $6,315 at June 30, 2001. Our current liabilities include deferred revenue of $55,470 at March 31, 2002 which represents the unamortized portion of the gain on sale of oil and gas properties.

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

     Results of Operations

     Net loss.   We reported a net loss of $20,156 and $83,417 for the three and nine months ended March 31, 2002 compared to a net loss of $9,957 and $33,610 for the same periods in 2001.

     Revenue.   Total revenues for the three and nine months ended March 31,
2002 were $6,163 and $18,490 compared to $30,947 and $88,771 for the same period in 2001. Oil and gas sales for the three and nine months ended March 31, 2002 were $18,030 and $50,003. Our total revenues were impacted by the sale of all producing properties to our parent on July 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

     Other Revenue. Other revenue during fiscal 2001 includes amounts recognized from the production of gas previously deferred pending determination of our interests in the properties.

     Production volumes and average prices received for the three and nine months ended March 31, 2002 and 2001 are as follows:

                                   Three Months Ended      Nine Months Ended
                                        March 31,               March 31,

                                   2002       2001          2002       2001
     Production:
            Oil (Bbls)                -         66             -        293
            Gas (Mcfs)                -      2,353             -      8,507
     Average Price:
            Oil (per Bbls)            -     $30.05             -    $ 30.41
            Gas (per Mcf)             -     $ 6.82             -    $  4.83

     Lease Operating Expenses. Lease operating expenses were $4,820 and $15,216 for the three and nine months ended March 31, 2001.

     Depletion Expense. Depletion expense for the three and nine months ended March 31, 2001 were $2,835 and $8,138, respectively.

     General and Administrative Expenses.   General and administrative
expenses for the three and nine months ended March 31, 2002 were $25,488 and $82,097 compared to $27,686 and $85,640 for the same periods as in 2001. Effective October 1, 1998, we entered into an agreement with our parent whereby we pay our parent an administration fee of $25,000 per quarter. Currently, we do not incur significant costs other than those paid to our parent.

     Future Offshore Operations

     There are certain milestones that were previously established by the MMS for two of our three undeveloped offshore California units. The specific milestones for each of the units vary depending upon the operator of the unit. On July 2, 2001, however, these milestones were suspended by the MMS in compliance with an order entered by a Federal Court on June 22, 2001 in the case of California v. Norton. In that case, the California Coastal Commission sued the United States government claiming, in essence, that the lease suspensions that were granted by the MMS while the COOGER Study was being completed violated the requirements of the Coastal Zone Management Act because, in granting those suspensions, the MMS did not make a determination that the suspensions were consistent with California's coastal management program. The Court agreed with California and ordered the MMS to set aside its approval of the subject suspensions and to direct suspensions of all of the subject leases, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under the Coastal Zone Management Act. The July 2, 2001 letters

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

     During any such suspension, the operator would submit a proposed Development and Production Plan to the MMS. Within 60 days of the last day of the applicable comment periods, the MMS must: (1) approve the Development and Production Plan; (2) require modification of the Development and Production

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

     Capital Resources

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs, and related expenses. The total amount claimed by all of the collective plaintiffs for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim (including the claim of our subsidiary Delta Petroleum Corporation) for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, we have asserted a claim for exploration costs and related expenses. The U.S. Government has not yet filed an answer to our Complaint.

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

                                       AMBER RESOURCES COMPANY
                                       (Registrant)



Date: May 14, 2002                      s/Roger A. Parker
                                        ---------------------------------
                                          Roger A. Parker
                                          President\CEO



                                        s/Kevin K. Nanke
                                        ---------------------------------
                                          Kevin K. Nanke, Chief Financial
                                          Officer and Treasurer