Form 10-Q
period 2002-09-30
AMBER RESOURCES CO
filed 2002-11-15
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
  OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 12, 2002.

                                                                 Form 10-Q
                                                                 1st Qtr.
                                                                 FY 2003

                                   INDEX



PART I     FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets
                September 30, 2002 (unaudited)
                and June 30, 2002 ...................................     1

           Statements of Operations and
                Accumulated Deficit for the Three
                Months Ended September 30, 2002
                and 2001 (unaudited) ................................     2

           Statements of Cash Flows:
                For the Three Months Ended September 30, 2002
                and 2001 (unaudited).................................     3

           Notes to Financial Statements (unaudited) ................     4

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS .......................................     6

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.     8

ITEM 4.   Controls and Procedures....................................     8


PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings.........................................     8
ITEM 2.    Changes in Securities.....................................     9
ITEM 3.    Defaults upon Senior Securities...........................     9
ITEM 4.    Submission of Matters to a Vote of
              Security Holders.......................................     9
ITEM 5.    Other Information.........................................     9
ITEM 6.    Exhibits and Reports on Form 8-K..........................     9








The terms "Amber", "Company", "we", "our", and "us" refer to Amber Resources Company unless the context suggests otherwise.

AMBER RESOURCES COMPANY

BALANCE SHEETS
-----------------------------------------------------------------------------

                                                  September 30,   June 30,
                                                      2002          2002
                                                  -------------  -----------
                                                   (Unaudited)
ASSETS

Current Assets:
 Cash                                              $       461   $       681
                                                   -----------   -----------
   Total current assets                                    461           681
                                                   -----------   -----------

Undeveloped offshore California properties           5,006,276     5,006,276
                                                   -----------   -----------

                                                   $ 5,006,737   $ 5,006,957
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                  $     2,800   $     2,912
                                                   -----------   -----------
   Total current liabilities                             2,800         2,912
                                                   -----------   -----------
Stockholders' Equity:
 Preferred stock, $.10 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued                   -             -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, issued 4,666,185
  shares at September 30, 2002 and June 30, 2002       291,637       291,637
 Additional paid-in capital                          5,755,232     5,755,232
 Accumulated deficit                                  (669,463)     (644,329)
 Advance to parent                                    (373,469)     (398,495)
                                                   -----------   -----------
   Total stockholders' equity                        5,003,937     5,004,045
                                                   -----------   -----------
Commitments
                                                   $ 5,006,737   $ 5,006,957
                                                   -----------   -----------





          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                   Three Months Ended
                                               September 30,  September 30,
                                                   2002           2001
                                               -------------  -------------

Revenue:
   Gain on sale of oil and gas properties       $        -      $    6,163
                                                ----------      ----------
      Total revenue                                      -           6,163


Operating expenses:
   Exploration expenses                                  -          16,979
   General and administrative, including
     $25,000 in 2002 and 2001 to parent             25,134          31,378
                                                ----------      ----------
      Total operating expenses                      25,134          48,357
                                                ----------      ----------
      Net loss                                     (25,134)        (42,194)

   Accumulated deficit at
      beginning of the year                       (644,329)       (568,224)
                                                ----------      ----------
   Accumulated deficit at
      end of the period                         $ (669,463)     $ (610,418)
                                                ==========      ==========

   Basic loss per share                         $    (0.01)     $    (0.01)
                                                ==========      ==========

   Weighted average number of common
      shares outstanding                         4,666,185       4,666,185
                                                ==========      ==========





        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                      Three Months Ended
                                                  September 30,  September 30,
                                                  -------------  -------------
                                                      2002           2001

Cash flows operating activities:
  Net loss                                          $ (25,134)    $ (42,194)
  Adjustments to reconcile net loss to cash
         used in operating activities:
    Gain on sale of oil and gas properties                  -        (6,163)
  Net changes in operating assets and operating
         liabilities:
    Decrease in trade accounts receivable                   -         7,855
    Increase (decrease) in accounts payable trade        (112)       13,218
                                                    ---------     ---------

Net cash used in operating activities                 (25,246)      (27,284)
                                                    ---------     ---------

Cash flows from financing activities-
    Changes in accounts receivable from and
         accounts payable to parent                    25,026        16,397
                                                    ---------     ---------

Net decrease in cash                                     (220)      (10,887)
                                                    ---------     ---------

Cash at beginning of period                               681        14,992
                                                    ---------     ---------

Cash at end of period                               $     461     $   4,105
                                                    =========     =========









        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company's ("the Company") audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended June 30, 2002, previously filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves, oil and gas properties, income taxes, derivatives, contingencies and litigation. Actual results could differ from these estimates.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of September 30, 2002, the Company had a working capital deficit of $2,339. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner. The Company believes that it could sell its undeveloped properties or obtain additional financing, however, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

(2)  Recently Issued Accounting Standards and Pronouncements

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

(3)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,000 on September 30, 2002 and June 30, 2002. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at September 30, 2002 and June 30, 2002 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

ITEM 2.  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

     Forward Looking Statements

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's annual report on Form 10-K.

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements filed in Form 10-K for June 30, 2002. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These are discussed in Form 10-K for June 30, 2002. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Recently Issued Accounting Standards and Pronouncements

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

     Background

     Amber Resources Company ("Amber", "the Company") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources.

     At September 30, 2002, we had a working capital deficit of $2,339 compared to a working capital deficit of $2,231 at June 30, 2002. Our current liabilities include normal trade debt.

     We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our existing properties.

     We believe that proceeds from the sale of properties, the repayment of advances from our parent, and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from 87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,000 on September 30, 2002 and June 30, 2002. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss.   We reported net losses of $25,134 and $42,194 for the three months ended September 30, 2002 and 2001.

     As we sold all of our producing properties to our parent on July 1, 2001, the only revenue during the two three month periods was $6,163 of gain recognized on the sale of the properties for the period ended September 30, 2001. Also, because of the sale of the properties, there were no lease operating expenses or depletion. During the three months ended September 30, 2001, exploration expenses were $16,979 and zero in the 2002 period. General and administrative expenses were $25,134 and $31,378 for the periods ended September 30, 2002 and 2001, respectively. The majority of the expense in both periods is a management fee of $25,000 paid to our parent.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation and our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

                                        AMBER RESOURCES COMPANY
                                       (Registrant)



Date: November 13, 2002                  /s/Roger A. Parker
                                        -----------------------------------
                                          Roger A. Parker
                                          President\CEO



                                        /s/Kevin K. Nanke
                                        -----------------------------------
                                          Kevin K. Nanke, Chief Financial
                                          Officer and Treasurer


           CERTIFICATIONS PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
               THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Roger A. Parker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Amber Resources Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                /s/ Roger A. Parker
                                       -----------------------------------
                                       Name:   Roger A. Parker
                                       Title:  Chief Executive Officer



I, Kevin K. Nanke, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Amber Resources Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                /s/ Kevin K. Nanke
                                       ------------------------------------
                                       Name:   Kevin K. Nanke
                                       Title:  Chief Financial Officer


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          AND CHIEF FINANCIAL OFFICER OF
                            AMBER RESOURCES COMPANY
                         PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-Q of Amber Resources Company for the period ending September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Delta Petroleum Corporation.


/s/ Roger A. Parker                     /s/ Kevin K. Nanke
----------------------------            ---------------------------------
Roger A. Parker                         Kevin K. Nanke
Chief Executive Officer                 Chief Financial Officer

November 13, 2002                       November 13, 2002