Form 10-Q
period 2002-12-31
AMBER RESOURCES CO
filed 2003-02-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
  OR

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

4,666,185 shares of common stock $.0625 par value were outstanding as of February 7, 2003.

                                                                 Form 10-Q
                                                                 2nd Qtr.
                                                                 FY 2003

                                   INDEX



PART I     FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets
                December 31, 2002 (unaudited)
                and June 30, 2002 ...................................     1

           Statements of Operations and
                Accumulated Deficit for Three and Six
                Months Ended December 31, 2002
                and 2001 (unaudited) ................................     2

           Statements of Cash Flows:
                For the Six Months Ended December 31, 2002
                and 2001 (unaudited).................................     3

           Notes to Financial Statements (unaudited) ................     5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS .......................................     8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.     12

ITEM 4.   Controls and Procedures....................................     12


PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings.........................................     13
ITEM 2.    Changes in Securities.....................................     13
ITEM 3.    Defaults upon Senior Securities...........................     13
ITEM 4.    Submission of Matters to a Vote of
              Security Holders.......................................     13
ITEM 5.    Other Information.........................................     13
ITEM 6.    Exhibits and Reports on Form 8-K..........................     13








The terms "Amber", "Company", "we", "our", and "us" refer to Amber Resources Company unless the context suggests otherwise.

AMBER RESOURCES COMPANY

BALANCE SHEETS
-----------------------------------------------------------------------------


                                                          December 31,     June 30,
                                                             2002           2002
                                                          ------------    ----------
                                                           (Unaudited)
ASSETS

Current Assets:
     Cash                                                  $    1,000     $      681
                                                           ----------     ----------

         Total current assets                                   1,000            681
                                                           ----------     ----------

Undeveloped offshore California properties                  5,006,276      5,006,276
                                                           ----------     ----------


                                                           $5,007,276     $5,006,957
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts payable                                      $      926    $     2,911
                                                           ----------     ----------

         Total current liabilities                                926          2,911
                                                           ----------     ----------
Stockholders' Equity:
     Preferred stock, $.10 par value;
       authorized 5,000,000 shares of Class A
       convertible preferred stock, none issued                     -              -
     Common stock, $.0625 par value;
       authorized 25,000,000 shares, issued 4,666,185
       shares at December 31, 2002 and June 30, 2002          291,637        291,637
     Additional paid-in capital                             5,755,232      5,755,232
     Accumulated deficit                                     (694,621)      (644,329)
     Advance to parent                                       (345,898)      (398,494)
                                                           ----------     ----------

         Total stockholders' equity                         5,006,350      5,004,046
                                                           ----------     ----------
Commitments
                                                           $5,007,276     $5,006,957
                                                           ==========     ==========


        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                   Three Months Ended
                                                 December 31,   December 31,
                                                     2002           2001
                                                 -----------    -----------

Revenue:
     Gain on sale of oil and gas properties       $        -     $    6,164
                                                  ----------     ----------

        Total revenue                                      -          6,164


Operating expenses:
     Exploration expenses                                  -          2,000
     General and administrative, including
       $25,000 in 2002 and 2001 to parent             25,158         25,231
                                                  ----------     ----------

        Total operating expenses                      25,158         27,231
                                                  ----------     ----------

        Net loss                                     (25,158)       (21,067)

     Accumulated deficit at
        beginning of the period                     (669,463)      (639,758)
                                                  ----------     ----------

     Accumulated deficit at
        end of the period                         $ (694,621)    $ (660,825)
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

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                      Six Months Ended
                                                 December 31,   December 31,
                                                    2002           2001
                                                 ------------   ------------

Revenue:
     Gain on sale of oil and gas properties       $        -     $   12,327
                                                  ----------     ----------

          Total revenue                                    -         12,327


Operating expenses:
     Exploration expenses                                  -         18,979
     General and administrative, including
       $50,000 in 2002 and 2001 to parent             50,292         56,609
                                                  ----------     ----------

          Total operating expenses                    50,292         75,588
                                                  ----------     ----------

          Net loss                                   (50,292)       (63,261)

     Accumulated deficit at
          beginning of the period                   (644,329)      (597,564)
                                                  ----------     ----------

     Accumulated deficit at
          end of the period                       $ (694,621)     $(660,825)

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

AMBER RESOURCES COMPANY

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                       Six Months Ended
                                                   December 31,  December 31,
                                                      2002          2001
                                                   ------------  ------------

Cash flows operating activities:
     Net loss                                       $ (50,292)    $ (63,261)
     Adjustments to reconcile net loss to cash
            used in operating activities:
       Gain on sale of oil and gas properties               -       (12,327)
     Net changes in operating assets and operating
            liabilities:
       Decrease in trade accounts receivable                -         7,855
       Decrease in accounts payable trade              (1,985)       (6,450)
                                                    ---------     ---------

Net cash used in operating activities                 (52,277)      (74,183)
                                                    ---------     ---------

Cash flows from financing activities-
       Changes in accounts receivable from and
            accounts payable to parent                 52,596        60,180
                                                    ---------     ---------

Net (decrease) increase in cash                           319       (14,003)
                                                    ---------     ---------

Cash at beginning of period                               681        14,992
                                                    ---------     ---------

Cash at end of period                               $   1,000     $     989
                                                    =========     =========










        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of December 31, 2002, the Company had working capital of $74. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner. The Company believes that it could sell its undeveloped properties or obtain additional financing, however, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

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

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB statement No. 123." SFAS No. 148 amends FASB statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years beginning after December 15, 2002, however earlier application is encouraged. The Company is currently assessing the impact of SFAS No. 148.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others," which requires that a guarantor disclose and recognize in its financial statements its obligations relating to guarantees that it has issued. Liability recognition is required at the inception of the guarantee, whether or not payment is probable. The Company will apply the recognition and measurement provisions of FIN No. 45 on a prospective basis and, as such does not expect it to have an initial material impact on its financial statements upon adoption.

(3)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,000 at December 31, 2002. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Six Months Ended December 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------

quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at December 31, 2002 and June 30, 2002 and that no impairment in the carrying values have occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur.

ITEM 2.  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

     Forward Looking Statements

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors included in the following text as well as other risks previously disclosed in the Company's annual report on Form 10-K.

     Critical Accounting Policies and Estimates
     ------------------------------------------

     The discussion and analysis of the Company's financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our consolidated financial statements. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Successful Efforts Method of Accounting
      ---------------------------------------

      We account for its natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

     The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding a gas and oil field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

     Reserve Estimates
     -----------------

     We do not currently own any reserves and we do not currently have any estimates of any gas or oil reserves.

     Impairment of Gas and Oil Properties
     ------------------------------------

     We review its gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of its gas and oil properties and compares such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the gas and oil properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

     Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markers, events may arise that would require the Company to recorded an impairment of the recorded book values associated with gas and oil properties. As a result of its review, the Company did not record an impairment during the six months ended December 31, 2002 and 2001.

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB statement No. 123." SFAS No. 148 amends FASB statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years beginning after December 15, 2002, however earlier application is encouraged. The Company is currently assessing the impact of SFAS No. 148.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others," which requires that a guarantor disclose and recognize in its financial statements its obligations relating to guarantees that it has issued. Liability recognition is required at the inception of the guarantee, whether or not payment is probable. The Company will apply the recognition and measurement provisions of FIN No. 45 on a prospective basis and, as such does not expect it to have an initial material impact on its financial statements upon adoption.

     Liquidity and Capital Resources.

     Liquidity is a measure of a company(s ability to access cash. At December 31, 2002, we had working capital of $74 compared to a working capital deficit of $2,230 at June 30, 2002. Our current liabilities include normal trade debt.

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

Unproved Undeveloped Offshore California Properties

     On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses, or alternatively, for the amount the lessees would have received if the leases had not been breached. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim (including the claim of our subsidiary Amber Resources Company) for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial.

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

     As noted, our pending litigation against the United States is in part predicated on the ruling in California v. Norton that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999, a ruling which the United States appealed to the 9th Circuit Court of Appeals. The 9th Circuit has affirmed the lower court's decision and made legal findings consistent with our claims in our pending litigation against the United States.

     The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of our interests in these leases is currently impaired, but in the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time, although we would undoubtedly proceed with our litigation. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur, although once again we would undoubtedly proceed with our litigation.

     Results of Operations

     Net loss.   We reported net losses of $25,158 and $50,292 for the three and six months ended December 31, 2002. Compared to net losses of $21,067 and $63,261 for the three and six months ended December 31, 2001.

     As we sold all of our producing properties to our parent on July 1, 2001, the only revenue during the periods was $6,164 and $12,327 of gains recognized on the sale of the properties for the three and six month periods ended December 31, 2001. Also, because of the sale of the properties, there were no lease operating expenses or depletion. During the three and six months ended December 31, 2002, exploration expenses were $2,000 and $18,979 for the three and six month periods ended December 31, 2001 and zero in the 2002 periods. General and administrative expenses for three and six months ended December 31, 2002 were $25,158 and $50,292 compared to $25,231 and $56,609 for the three and six months ended December 31, 2001. The majority of the expense in both years( periods is a management fee paid to our parent of $25,000 and $50,000 for the three and six month periods of each year.

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs, and related expenses. The total amount claimed by all of the collective plaintiffs for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. The U.S. Government has not yet filed an answer to our claim.

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

                                        AMBER RESOURCES COMPANY
                                       (Registrant)



Date: February 12, 2003                 /s/ Roger A. Parker
                                        -----------------------------------
                                          Roger A. Parker
                                          President\CEO



Date: February 12, 2003                 /s/ Kevin K. Nanke
                                        -----------------------------------
                                          Kevin K. Nanke, Chief Financial
                                          Officer and Treasurer

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

Date: February 12, 2003                /s/ Roger A. Parker
                                       -----------------------------------
                                       Name:   Roger A. Parker
                                       Title:  Chief Executive Officer
                                   15

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

Date: February 12, 2003                /s/ Kevin K. Nanke
                                       ------------------------------------
                                       Name:   Kevin K. Nanke
                                       Title:  Chief Financial Officer
                                    16

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          AND CHIEF FINANCIAL OFFICER OF
                            AMBER RESOURCES COMPANY
                         PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge, the Quarterly Report on Form 10-Q of Amber Resources Company for the period ending Date: December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Amber Resources Company.


/s/ Roger A. Parker                     /s/ Kevin K. Nanke
----------------------------            ---------------------------------
Roger A. Parker                         Kevin K. Nanke
Chief Executive Officer                 Chief Financial Officer

February 12, 2003                       February 12, 2003