Form 10-Q
period 2003-03-31
AMBER RESOURCES CO
filed 2003-05-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transaction period from __________ to ____________



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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 5, 2003.

                                                                 Form 10-Q
                                                                 3rd Qtr.
                                                                 FY 2003

                                   INDEX



PART I     FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets
                March 31, 2003 (unaudited)
                and June 30, 2002 ...................................     1

           Statements of Operations and
                Accumulated Deficit for Three and Nine
                Months Ended March 31, 2003
                and 2002 (unaudited) ................................     2

           Statements of Cash Flows:
                For the Nine Months Ended March 31, 2003
                and 2002 (unaudited).................................     3

           Notes to Financial Statements (unaudited) ................     5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.......................     7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.     10

ITEM 4.   Controls and Procedures....................................     10


PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings.........................................     11
ITEM 2.    Changes in Securities.....................................     11
ITEM 3.    Defaults upon Senior Securities...........................     11
ITEM 4.    Submission of Matters to a Vote of
              Security Holders.......................................     11
ITEM 5.    Other Information.........................................     11
ITEM 6.    Exhibits and Reports on Form 8-K..........................     11








The terms "Amber", "Company", "we", "our", and "us" refer to Amber Resources Company unless the context suggests otherwise.

AMBER RESOURCES COMPANY

BALANCE SHEETS
-------------------------------------------------------------------------------


                                                      March 31,       June 30,
                                                        2003            2002
                                                     ----------      ----------
                                                     (Unaudited)

ASSETS

Current Assets:
   Cash                                              $      940      $      681
                                                     ----------      ----------

          Total current assets                              940             681
                                                     ----------      ----------

Undeveloped offshore California properties            5,006,276       5,006,276
                                                     ----------      ----------

                                                     $5,007,216      $5,006,957
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
   Accounts payable                                  $        -      $    2,911
                                                     ----------      ----------

          Total current liabilities                           -           2,911
                                                     ----------      ----------

Stockholders' Equity:
   Preferred stock, $.10 par value;
     authorized 5,000,000 shares of Class A
     convertible preferred stock, none issued                 -               -
   Common stock, $.0625 par value;
     authorized 25,000,000 shares, issued 4,666,185
     shares at March 31, 2003 and June 30, 2002         291,637          91,637
   Additional paid-in capital                         5,755,232       5,755,232
   Accumulated deficit                                 (720,021)       (644,329)
   Advance to parent                                   (319,632)       (398,494)

          Total stockholders' equity                  5,007,216       5,004,046
                                                     ----------      ----------
Commitments
                                                     $5,007,216      $5,006,957
                                                     ==========      ==========


         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                    Three Months Ended
                                                 March 31,      March 31,
                                                   2003           2002
                                                 ---------      ---------
Revenue:
     Gain on sale of oil and gas properties      $       -      $   6,163
                                                 ---------      ---------

          Total revenue                                  -          6,163


Operating expenses:
     Exploration expenses                                -            831
     General and administrative, including
       $25,000 in 2003 and 2002 to parent           25,400         25,488
                                                 ---------      ---------

          Total operating expenses                  25,400         26,319
                                                 ---------      ---------

          Net loss                                 (25,400)       (20,156)

     Accumulated deficit at
          beginning of the period                 (694,621)      (660,825)
                                                 ---------      ---------

     Accumulated deficit at
          end of the period                      $(720,021)     $(680,981)
                                                 =========      =========

     Basic loss per share                            *              *
                                                 =========      =========

     Weighted average number of common
          shares outstanding                     4,666,185      4,666,185
                                                 =========      =========


*  less than $.01 per common share outstanding



         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                     Nine Months Ended
                                                  March 31,       March 31,
                                                    2003            2002
                                                 ----------      ----------
Revenue:
     Gain on sale of oil and gas properties      $        -      $   18,490
                                                 ----------      ----------

          Total revenue                                   -          18,490


Operating expenses:
     Exploration expenses                                 -          19,810
     General and administrative, including
       $75,000 in 2003 and 2002 to parent            75,692          82,097
                                                 ----------      ----------

          Total operating expenses                   75,692         101,907
                                                 ----------      ----------

          Net loss                                  (75,692)        (83,417)

     Accumulated deficit at
          beginning of the period                  (644,329)       (597,564)
                                                 ----------      ----------
     Accumulated deficit at
          end of the period                      $ (720,021)     $ (680,981)
                                                 ==========      ==========

     Basic loss per share                        $    (0.02)     $    (0.02)
                                                 ==========      ==========
     Weighted average number of common
          shares outstanding                      4,666,185       4,666,185
                                                 ==========      ==========




        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY

STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                         March 31,    March 31,
                                                           2003         2002
                                                         ---------    ---------

Cash flows operating activities:
     Net loss                                            $ (75,692)   $ (83,417)
     Adjustments to reconcile net loss to cash
               used in operating activities:
          Gain on sale of oil and gas properties                 -      (18,490)
     Net changes in operating assets and operating
               liabilities:
          Decrease in trade accounts receivable                  -        7,855
          Decrease in accounts payable trade                (2,911)      (5,401)
                                                         ---------    ---------

Net cash used in operating activities                      (78,603)     (99,453)
                                                         ---------    ---------

Cash flows from investing activities:
          Proceeds from sale of oil and gas properties           -      107,045
                                                         ---------    ---------

Net cash provided by investing activities                        -      107,045

Cash flows from financing activities-
          Changes in accounts receivable from and
               accounts payable to parent                   78,862      (21,865)
                                                         ---------    ---------

Net increase (decrease) in cash                                259      (14,273)
                                                         ---------    ---------

Cash at beginning of period                                    681       14,992
                                                         ---------    ---------

Cash at end of period                                    $     940    $     719
                                                         =========    =========



        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Nine Months Ended March 31, 2003 and 2002
(Unaudited)
----------------------------------------------------------------------------

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2003, the Company had working capital of $940. These factors, among others, may indicate that without increased cash flow from operations, sale of oil and gas properties or additional financing the Company may not be able to meet its obligations in a timely manner. The Company believes that it could sell its undeveloped properties or obtain additional financing, however, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

(2)   Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. Since the Company currently has no producing properties, there is no retirement obligation.

AMBER RESOURCES COMPANY
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Nine Months Ended March 31, 2003. and 2002
(Unaudited)
----------------------------------------------------------------------------

(3)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,000 at March 31, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at March 31, 2003 and June 30, 2002 and that no impairment in the carrying values have occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur.

ITEM 2.  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

     Forward Looking Statements
     --------------------------

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors included in the following text as well as other risks previously disclosed in our annual report on Form 10-K.

     Critical Accounting Policies and Estimates
     ------------------------------------------

     The discussion and analysis of our financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Successful Efforts Method of Accounting
     ---------------------------------------

      We account for natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

     Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markers, events may arise that would require us to record an impairment of the recorded book values associated with gas and oil properties. As a result of our review, we did not record an impairment during the nine months ended March 31, 2003 and 2002.

     Liquidity and Capital Resources.

     Liquidity is a measure of a company's ability to access cash. At March 31, 2003, we had working capital of $940 compared to a working capital deficit of $2,230 at June 30, 2002. At March 31, 2003 we have no current liabilities.

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

     Offshore Undeveloped Properties

     On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses, or alternatively, for the amount the lessees would have received if the leases had not been breached. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim (including the claim of our parent Delta Petroleum Corporation) for lease bonuses and rentals paid by us and our predecessors is in excess of $152,000,000. In addition, our claim for exploration costs and related expenses will also be substantial.

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

     Results of Operations

     Net loss. We reported net losses of $25,400 and $75,692 for the three and nine months ended March 31, 2003 compared to net losses of $20,156 and $83,417 for the three and nine months ended March 31, 2002.

     As we sold all of our producing properties to our parent on July 1, 2001, the only revenue during the periods was $6,163 and $18,490 of gains recognized on the sale of the properties for the three and nine month periods ended March 31, 2002. Also, because of the sale of the properties, there were no lease operating expenses or depletion. Exploration expenses were $831 and $19,810 for the three and nine month periods ended March 31, 2002 and zero in the 2003 periods. General and administrative expenses for the three and nine months ended March 31, 2003 were $25,400 and $75,692 compared to $25,488 and $82,097 for the three and nine months ended March 31, 2002. The majority of the expense in both years periods is a management fee paid to our parent of $25,000 and $75,000 for the three and nine month periods of each year.

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

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders. None

ITEM 5.  Other Information. None

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         Exhibit No.            Description

            99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

            99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

     (b) Reports on Form 8-K:  None.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003                     AMBER RESOURCES COMPANY
                                       (Registrant)



                                       By:  /s/ Roger A. Parker
                                          -----------------------------------
                                            Roger A. Parker
                                            President\CEO



                                       By:  /s/ Kevin K. Nanke
                                          -----------------------------------
                                            Kevin K. Nanke, Chief Financial
                                            Officer and Treasurer

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

Date: May 14, 2003                     /s/ Roger A. Parker
                                       Name:   Roger A. Parker
                                       Title:  Chief Executive Officer

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

Date: May 14, 2003                     /s/ Kevin K. Nanke
                                       Name:   Kevin K. Nanke
                                       Title:  Chief Financial Officer