Form 10-K
period 2003-06-30
AMBER RESOURCES CO
filed 2003-09-29
CIK 276750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-K


[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended June 30, 2003
                                     or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _____________________.

                          Commission File No. 0-8874

                   AMBER RESOURCES COMPANY OF COLORADO
                   (FORMERLY NAMED AMBER RESOURCES COMPANY)
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  [ ]Yes   [X] No

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of September 26, 2003 could not be determined because there is no established public trading market.

As of September 26, 2003, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.

                The Index to Exhibits appears at Page 36

                             TABLE OF CONTENTS


                                   PART I

                                                                         PAGE


ITEM 1.   DESCRIPTION OF BUSINESS ....................................     3
ITEM 2.   DESCRIPTION OF PROPERTIES...................................     7
ITEM 3.   LEGAL PROCEEDINGS ..........................................    22
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........    23

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ........................................    23
ITEM 6.   SELECTED FINANCIAL DATA ....................................       24
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ..................................    24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..    30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................    30
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .....................    30
ITEM 9A.  CONTROLS AND PROCEDURES.....................................    30


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........    31
ITEM 11.  EXECUTIVE COMPENSATION .....................................    33
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .............................................    33
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............    34
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES .....................    34

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K ................................................    35




     The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado and its subsidiaries unless the context suggests otherwise.

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

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development

     Amber Resources Company of Colorado, formerly named "Amber Resources Company" ("Amber," "we" or "us") is engaged in the exploration, development and production of oil and gas properties. Our business is conducted onshore in the continental United States and in the U.S. coastal waters offshore California. As of June 30, 2003, our principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California. On July 1, 2001 we sold all of our proved producing properties for $107,045 to Delta Petroleum Corporation ("Delta"). The sale price was calculated at the properties' net present value discounted at 10% (PV10%)as determined by third party, independent engineers. There continue to be uncertainties as to the timing of the development of our offshore properties. (See "Description of Properties," Item 2 herein.)

     In June 2003, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

     We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 1400, 475 17th Street, Denver, Colorado 80202. As of June 30, 2003, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

     At June 30, 2003, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

     (b)  Business of Issuer.

     During the year ended June 30, 2003, we were engaged in only one industry, namely the acquisition, exploration and development of offshore oil and gas properties and related business activities. Our oil and gas operations now are comprised solely of the development of our offshore interests in undeveloped offshore Federal leases and units near Santa Barbara, California. We have no production and no proved reserves.

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

     (4) Competitive Business Conditions. Oil and gas exploration and development of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. We do not hold a significant competitive position in the oil and gas industry.

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

     General
     -------

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

     Environmental Regulation
     ------------------------

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

     Hazardous Substances and Waste Disposal
     ---------------------------------------

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

     Oil Spills
     ----------

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

     The operators of our undeveloped offshore California properties will be primarily liable for oil spills and are required by the Minerals Management Service of the United States Department of the Interior ("MMS") to carry certain types of insurance and to post bonds in that regard. We are generally liable for oil spills as a non-operating working interest owner.

     Offshore Production
     -------------------

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

     (10) Research and Development. We do not engage in any research and development activities. Since our inception, we have not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

     (11) Environmental Protection. Because we are engaged in the business of acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that such expenditures will be material during the fiscal year ending June 30, 2004.

     (12)     Employees.  We have no full time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

     (a)  Office Facilities

     We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

     (b)  Oil and Gas Properties

     We own interests in undeveloped offshore Federal leases and units located near Santa Barbara, California. We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during fiscal 2003. No reserves estimates were prepared for the past two years as all remaining leases are undeveloped.

     Offshore Federal Waters: Santa Barbara, California Area
     -------------------------------------------------------

     Unproved Undeveloped Properties
     -------------------------------

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. In addition, our claim for exploration costs and related expenses will also be substantial. In the event, however, that we receive any proceeds as the result of such litigation, we will be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

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

     The Plan also addresses environmentally sensitive areas (e.g., refuges, preserves, sanctuaries, rookeries, calving grounds, coastal habitats, beaches, and areas of particular environmental concern) which may be affected by the proposed activities, the pre-development, ambient water-column quality and temperature data for incremental depths for the areas encompassed by the plan, the physical oceanography, including ocean currents described as to prevailing direction, seasonal variations, and variations at different water depths in the lease, and describes historic weather patterns and other meteorological conditions, including storm frequency and magnitude, wave height and direction, wind direction and velocity, air temperature, visibility, freezing and icing conditions, and ambient air quality listing, where possible, the means and extremes of each.

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

     Gato Canyon Unit. We hold a 6.97% working interest, with capitalized costs of $3,170,886, in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit; three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and, one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including our federal leases and/or units).

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

     On January 9, 2002, we filed a lawsuit against the U.S. government along with several other companies alleging that the government breached the terms of some of our undeveloped, offshore California properties. See "Legal Proceedings."

--------------

map insert

--------------

     (c)  Production
          ----------

     Since we sold our producing properties, we no longer have any sales contracts in place. During the last three fiscal years we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer. The following table sets forth our average sales prices and average production costs during the periods indicated:

                            Year Ended     Year Ended      Year Ended
                           June 30, 2003  June 30, 2002   June 30, 2001
                           -------------  -------------   -------------
   Average sales price:
      Oil (per barrel)        $     -        $     -        $29.61
      Natural Gas (per Mcf)         -              -          4.85
      Production costs (per
         Mcf equivalent)            -              -          1.96

     The profitability of our oil and gas production activities is affected by the fluctuations in the sale prices of our oil and gas production. (See "Management's Discussion and Analysis of Financial Condition and Plan of Operations").

     Impairment of Long Lived Assets
     -------------------------------

     Unproved Undeveloped Offshore California Properties
     ---------------------------------------------------

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

     (d)  Productive Wells and Acreage
          ----------------------------

     As of June 30, 2003 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

     (e)  Undeveloped Acreage
          -------------------

     At June 30, 2003, we held undeveloped acreage by state as set forth below:

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

     During the year ended June 30, 2003, we did not participate in any drilling activities.

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. In the event, however, that we receive any proceeds as the result of such litigation, we may be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

     The Federal Government has not yet filed an answer in this proceeding pending its motion to dismiss the lawsuit, which motion has not yet been heard by the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market or Markets
          -----------------

     We currently have, and have had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during 2003 and 2002 have not been available.

     (b)  Approximate Number of Holders of Common Stock
          ---------------------------------------------

      The number of holders of record of our securities at September 26, 2003 was approximately 1,000.

     (c)  Dividends
          ---------

     We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

     (d)  Changes in Securities
          ---------------------

     During the quarter ended June 30, 2003, we did not have any sale of securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

                                               Fiscal Years Ended June 30,
                             --------------------------------------------------------------------------------
                                2003             2002            2001              2000              1999
                                ----             ----            ----              ----              ----
Total Revenues               $       -       $   73,960      $  119,405        $  100,245        $  989,390
Income/(Loss) from
 Operations                  $(128,936)      $  (54,622)     $  (42,648)       $  (67,494)       $  659,149
Income/(Loss)
 Per Share                   $   (0.03)      $    (0.01)     $    *            $    (0.01)       $     0.14
Total Assets                 $5,007,427      $5,006,957      $5,062,208        $5,050,869        $5,059,825
Total Liabilities            $        -      $    2,912      $   16,532        $   64,565        $  134,020
Stockholders' Equity         $5,007,427      $5,004,045      $5,045,676        $4,986,304        $4,925,805
Total Long Term Debt         $        -      $        -      $       -         $        -        $        -
____________________
* Less than $0.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     Liquidity and Capital Resources
     -------------------------------

     At June 30, 2003, we had working capital of $867 compared to a working capital deficit of $2,231 at June 30, 2002. The cash used in operating activities of $131,846 during fiscal 2003 remained consistent with fiscal 2002. The lack of cash flow from operations may inhibit the Company from meeting its obligations in a timely manner unless additional financing or the sale of properties occurs. However, the Company has a receivable of $266,179 at June 30, 2003 from Delta. If necessary, Delta will repay its obligation to the Company to meet Amber's operating needs and obligations for costs incurred with our offshore undeveloped California properties.

     We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our remaining properties. Together with Delta, we will continue to seek additional sources of both short-term and long-term liquidity to fund our working capital needs and our capital requirements for development of our properties, including establishing a credit facility and/or sale of equity or debt securities although there can be no assurance that we will be successful in our efforts. Many of the factors which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

     After evaluation of the considerations described above, we believe that our existing cash balances and funding from the advance to Delta and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year.

     Results of Operations - Fiscal 2003 Versus 2002
     -----------------------------------------------

     Net Income. Our net losses for the years ended June 30, 2003 and 2002 were $128,934 and $46,765 respectively.

     Revenue. Total revenue for the year ended June 30, 2003 was zero compared to $73,960 for the year ended June 30, 2002. Oil and gas sales for both years were zero as we sold all of our producing properties on July 1, 2001.

     Gain on sale of oil and gas properties. In fiscal 2002 we sold all of our onshore producing properties to Delta at a gain of $73,960 which was recognized after Delta sold the properties to a third party.

     Production volumes and average prices received for the years ended June 30, 2003 and 2002. Production was zero for both periods as we sold our onshore producing properties on July 1, 2002.

     Lease Operating Expenses. Lease operating expenses for the years ended June 30, 2003 and June 30, 2002 both were zero as we sold all of our producing properties.

     Depletion Expense. There was no depletion in either year as all properties were sold on July 1, 2002.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of zero and $19,772 for the years ended June 30, 2003 and 2002, respectively.

     General and Administrative Expenses. General and administrative expense for the year ended June 30, 2003 was $128,936 compared to $108,810 for the year ended June 30, 2002. The increase in general and administrative expense was due to additional filing and recording fees incurred during fiscal 2003.

     Results of Operations - Fiscal 2002 Versus 2001
     -----------------------------------------------

     Net Income. Our net losses for the years ended June 30, 2002 and 2001 were $46,765 and $42,628, respectively.

     Revenue. Total revenue for the year ended June 30, 2002 was $73,960 compared to $119,405 for the year ended June 30, 2001. Oil and gas sales for the year ended June 30, 2002 were zero compared to $67,738 for the year ended June 30, 2001. The decrease in oil and gas sales for the year ended June 30, 2002 compared to the year ended June 30, 2001 is attributable to the sale of our producing properties on July 1, 2001.

     Gain on sale of oil and gas properties. In fiscal 2002 we sold all of our onshore producing properties to Delta at a gain of $73,960 which was recognized after Delta sold the properties to a third party. There were no assets sold in fiscal 2001.

     Other Revenue. Other revenue includes amounts recognized from the production of gas previously deferred pending determination of our interest in the properties. We recognized zero in fiscal 2002 and $51,667 in fiscal 2001.

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

     Lease Operating Expenses. Lease operating expense for the year ended June 30, 2002 was zero compared to $22,827 for the year ended June 30, 2001. On an MCF equivalent basis production expenses and taxes were zero for the year ended June 30, 2002 and $1.64 per Mcf equivalent for the year ended June 30, 2001.

     Depletion Expense. Depletion expense for the year ended June 30, 2002 was zero compared to $10,608 for the year ended June 30, 2001.

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

     Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we did not record an impairment during the years ended June 30, 2003, 2002 or 2001.

     Recently Issued or Proposed  Accounting Standards and Pronouncements
     --------------------------------------------------------------------

     We have been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, we and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

     If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                                     June 30,
                                               2003             2002
                                            -----------     -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs        $         -     $         -
  Unproved leasehold acquisition costs        5,006,560       5,006,276
                                            -----------     -----------
     Total leasehold acquisition costs        5,006,560       5,006,276

Less: Accumulated depletion                           -               -
                                            -----------     -----------
Net leasehold acquisition costs             $ 5,006,560     $ 5,006,276
                                            -----------     -----------

     The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

     Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145) was issued in April 2002. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in APB 30 will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003. We do not believe this statement will have a material impact on our Financial Statements.

     In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had any effect on our financial position or results of operations.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIE's"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

     An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, we do not have a VIE.

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003 and do not expect it to have a material impact on our financial condition and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have a material impact on our financial condition and results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements are included beginning on Page F-1. There are no financial statement schedules since they are either not applicable or the information is included in the notes to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended June 30, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     Changes in Internal Controls
     ----------------------------

     There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect internal controls subsequent to the date of most recent evaluation of our disclosure controls and procedures utilized to compile information included in this filing.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our executive officers and directors is set forth below:

        Name             Age       Positions              Period of Service
---------------------    ---  ------------------------   -------------------

Aleron H. Larson, Jr.     58   Chairman of the Board,     May 1987 to Present
                               Secretary, and a Director

Roger A. Parker           41   President, Chief           May 1987 to Present
                               Executive Officer and
                               a Director

Jerrie F. Eckelberger     59   Director                   September 1996
                                                          to Present

Kevin K. Nanke            38   Treasurer and Chief        December 1999
                               Financial Officer          to Present


     The following is biographical information as to the business experience of each of our current officers and directors.

     Aleron H. Larson, Jr. has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. Mr. Larson served as the Chairman, Secretary, CEO and a Director of Chippewa Resources Corporation, a public company then listed on the American Stock

 Exchange from July 1990 through March 1993 when he resigned after a change of
control.   Mr. Larson serves as Chairman of the Board, Secretary and Director of Amber Resources Company of Colorado ("Amber"), as well as Delta, which is our majority shareholder/parent. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Roger A. Parker served as the President, a Director and Chief Operating Officer of Chippewa Resources Corporation from July of 1990 through March 1993 when he resigned after a change of control. Mr. Parker serves as President, Chief Executive Officer and Director of Amber and also Delta. He also serves as a Director and Executive Vice President of P & G Exploration, Inc., a private oil and gas company (formerly Texco Exploration, Inc.). Mr. Parker has also been the President, a Director and sole shareholder of Apex Operating Company, Inc. since its inception in 1987. He has operated as an independent in the oil and gas industry individually and through public and private ventures since 1982. He was at various times, from 1982 to 1989, a Director,
Executive Vice President, President and shareholder of Ampet, Inc.   He
received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and the Independent Producers Association of the Mountain States (IPAMS).

     Jerrie F. Eckelberger is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the eighteenth Judicial District Attorney's Office in Colorado. From 1975 to present, Mr. Eckelberger has practiced law in Colorado and is presently a member of the law firm of Eckelberger & Jackson, LLC. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development
Corporation.   Since March 1996, Mr. Eckelberger has acted as President and
Chief Executive Officer of 1998, Ltd., a Colorado corporation actively engaged in the development of real estate in Colorado. He is the Managing Member of The Francis Companies, L.L.C., a Colorado limited liability company, which actively invests in real estate and has been since June, 1996. Additionally, since November, 1997, Mr. Eckelberger has served as the Managing Member of the Woods at Pole Creek, a Colorado limited liability company, specializing in real estate development. He also serves on the Board of Directors of Delta.

     Kevin K. Nanke, Treasurer and Chief Financial Officer of both Amber and Delta, joined us in April 1995. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with us, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society.

     There is no family relationship among or between any of our Officers and/or Directors.

     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, and Forms 5 and amendments thereto furnished with respect to our most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     No officer or director received compensation directly from us during the years ended June 30, 2003, 2002 and 2001. Messrs. Larson, Parker, Nanke, Chairman, President and Chief Financial Officer, respectively, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

-------------------------

(1) All shares are owned by Delta; Messrs. Larson, Parker, Nanke and Eckleberger are either officers, directors or shareholders of Delta.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement is may be cancelled by either party at any time.
It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. This agreement replaces a previous agreement which allocated similar expenses based on our proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the years ended June 30, 2003, 2002 and 2001. We had a receivable from Delta of $266,179 and $398,495 recorded as a reduction in equity at June 30, 2003 and 2002, respectively.

     On July 1, 2001, we sold all of our proved producing properties to Delta, which owns over 91% of our issued and outstanding shares, for $107,045 as an increase in the amount receivable from Delta. The sale price was calculated as being an amount equal to the net present value of the estimated hydrocarbons beneath the properties using a discount rate of 10% as determined by third party, independent engineers. Management believes that the terms of this transaction were on terms no less favorable to us than could have been obtained from an independent third party.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the annual financial statements of the Company for the fiscal year ended June 30, 2003 and the review of the financial statements included in the Company's Forms 10-Q for such fiscal year were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. Certain Relationships and Related Transactions.)

     FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: No fees were billed for professional services rendered by KPMG LLP for financial information systems design and implementation services for the fiscal year ended June 30, 2003.

     ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the fiscal year ended June 30, 2003.

                                 PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements
          --------------------

          Independent auditors' report                                F-1

          Balance Sheet as of June 30, 2003 and 2002                  F-2

          Statements of Operations and Accumulated Deficit
            Years Ended June 30, 2003, 2002 and 2001                  F-3

          Statements of Cash Flows                                    F-4

          Notes to Financial Statements                               F-5


          Financial Statement Schedules
          -----------------------------

          None


     (b)  Reports on Form 8-K
          -------------------

          None


     (c)  Exhibits
          --------

      The Exhibits listed in the Index to Exhibits appearing at page 36 are filed as part of this report.

                              INDEX TO EXHIBITS

(2) Plan of Acquisitions, Reorganization, Arrangement, Liquidation, or Succession. Not applicable.

(3)     Articles of Incorporation and Bylaws.

        3.1 The Articles of Incorporation(Certificate of Incorporation) and Bylaws of the Registrant filed as Exhibits 4 and 5 to Registrant's Form S-1 Registration Statement filed August 28, 1978 with the Securities and Exchange Commission are incorporated herein by reference. The Restated Articles of Incorporation (Restated Certificate of Incorporation) dated January 26, 1988 and Amendment to Restated Certificate of Incorporation dated September 18, 1989 are incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Form
                10-KSB for the fiscal year ended June 30, 1997.

        3.2 Certificate for Renewal and Revival of Charter. Filed herewith electronically.

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

        10.4 Purchase and Sale Agreement between Amber Resources Company and Delta Petroleum Corporation dated July 1, 2001. Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended June 30, 2002.

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

(19)    Previously Unfiled Documents.  Not applicable.

(21)    Subsidiaries of the Registrant. Not applicable.

(22) Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.

(23)    Consent of Experts and Counsel.  Not applicable.

(24)    Power of Attorney.  Not applicable.

(31)    Rule 13a-14(a)/15d-14(a) Certifications.

        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

(32)    Section 1350 Certifications.

        32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350.  Filed herewith electronically.

        32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350.  Filed herewith electronically.

(99)    Additional Exhibits.  Not applicable.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Amber Resources Company of Colorado:


We have audited the accompanying balance sheets of Amber Resources Company of Colorado, formerly named Amber Resources Company (the "Company"), a subsidiary of Delta Petroleum Corporation, as of June 30, 2003 and 2002 and the related statements of operations and accumulated deficit, and cash flows for each of the years in the three-year period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.





                                     KPMG LLP


Denver, Colorado
August 22, 2003

AMBER RESOURCES COMPANY OF COLORADO
BALANCE SHEETS
June 30, 2003 and 2002
-----------------------------------------------------------------------------

                                                         2003         2002
                                                      ---------   ----------
ASSETS

Current Assets:
     Cash                                             $     867   $      681
                                                      ---------   ----------
          Total current assets                        $     867   $    681
                                                      ---------   ----------
Property and Equipment:
     Oil and gas properties, at cost (using
       the successful efforts method
       of accounting):
     Undeveloped offshore California properties       $5,006,560  $5,006,276
                                                       ----------  ----------
                                                      $5,007,427  $5,006,957
                                                      ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


Current  Liabilities:
     Accounts payable                                 $        -  $    2,912
                                                      ----------  ----------
          Total current liabilities                   $        -  $    2,912
                                                       ----------  ----------
Stockholders' Equity:
     Preferred stock, $.10 par value;
       authorized 5,000,000 shares of Class A
       convertible preferred stock, none issued                            -
     Common stock, $.0625 par value;
       authorized 25,000,000 shares, issued
       4,666,185 shares at June 30, 2003 and 2002     $  291,637  $  291,637
     Additional paid-in capital                       $5,755,232  $5,755,232
     Accumulated deficit                              $ (773,263) $ (644,329)
     Advance to parent                                $ (266,179) $ (398,495)
                                                       ----------  ----------
     Total stockholders' equity                       $5,007,427  $5,004,045
                                                       ----------  ----------
Commitments
                                                      $5,007,427  $5,006,957
                                                      ==========  ==========

         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
Years Ended June 30, 2003, 2002 and 2001
-----------------------------------------------------------------------------

                                                        Year Ended June 30
                                                 2003          2002         2001
                                               ---------    --------- ---------
Revenue:
     Oil and gas sales                         $       -    $        -    $   67,738
     Gain on sale of oil and gas properties            -        73,960             -
     Other revenue                                     -             -        51,667
                                             ---------     ----------   ----------
          Total revenue                        $       -         73,960      119,405

Operating expenses:
     Lease operating expenses                          -              -       22,827
     Depreciation and depletion                        -              -       10,608
     Exploration expenses                              -         19,772       17,482
     General and administrative, including
      $100,000 in 2003, 2002 and 2001 to parent  128,936        108,810      111,136
                                               ---------     ----------   ----------
          Total operating expenses               128,936        128,582      162,053
                                               ---------     ----------   ----------

          Loss from Operations                  (128,936)       (54,622)     (42,648)

        Other Income:
          Other income                                 2          7,857           20

                                               ---------     ----------   ----------

          Net Loss                              (128,934)       (46,765)     (42,628)

     Accumulated deficit at
          beginning of the year                 (644,329)      (597,564)    (554,936)
                                               ---------     ----------   ----------
     Accumulated deficit at
          end of the year                     $ (773,263)    $ (644,329)  $ (597,564)
                                              ==========     ==========   ==========

     Basic loss per share                     $    (0.03)    $    (0.01)  $        *
                                              ==========     ==========   ==========
     Weighted average number of common
          shares outstanding                  $4,666,185      4,666,185    4,666,185
                                              ==========     ==========   ==========

     *loss per share is less than $0.01



          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2003, 2002 and 2001
-----------------------------------------------------------------------------

                                                             Year Ended June 30
                                                      2003           2002            2001
                                                    ---------      ---------       ---------
Cash flows from operating activities:
   Net loss                                         $(128,934)     $  (46,765)     $ (42,628)
   Adjustments to reconcile net loss to cash
        used in operating activities:
      Gain on sale of oil and gas properties                -         (73,960)             -
Depletion                                                   -               -         10,608
   Net changes in operating assets and operating
       liabilities:
   (Increase) decrease in trade accounts receivable         -           7,855         (4,855)
   Increase (decrease) in accounts payable trade       (2,912)        (13,620)         3,634
   Deferred revenue                                         -               -        (51,667)
                                                    ---------       ---------      ---------

Net cash used in operating activities                (131,846)       (126,490)       (84,908)
                                                    ---------       ---------      ---------
Cash flows from investing activities-
   Additions to property and equipment, net              (284)              -         (7,522)
   Proceeds from sale of oil and gas properties             -         107,045              -
                                                    ---------       ---------      ---------
Net Cash used in investing activities                    (284)        107,045         (7,522)

Cash flows from financing activities-
   Changes in accounts receivable from and
     accounts payable to parent                       132,316           5,135        102,000
                                                    ---------       ---------      ---------

Net increase (decrease) in cash                           186         (14,311)         9,570
                                                    ---------       ---------      ---------

Cash at beginning of period                               681          14,992          5,422
                                                    ---------       ---------      ---------

Cash at end of period                               $     867       $     681      $  14,992
                                                    ---------       ---------      ---------









         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Organization

     Amber Resources Company of Colorado, formerly Amber Resources Company ("the Company"), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. The Company owns interests in three undeveloped oil and gas properties in federal units offshore California, near Santa Barbara. As of June 30, 2003, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. Additionally, during the year ended June 30, 2002 the Company sold its remaining producing reserves to Delta for $107,045 an amount equal to the properties net present value discounted at 10% as determined by third party independent engineers. These factors among others may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligation in a timely manner or be able to fund exploration and development of its remaining oil and gas properties. The Company believes that it could sell oil and gas properties or obtain additional financing. However, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

     Revenue Recognition

     The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies, Continued

     Depreciation and depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced. Capitalized costs of undeveloped properties are assessed periodically on an individual field basis and a provision for impairment is recorded, if necessary, through a charge to operations.

     Impairment of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

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

     Recently Issued Accounting Standards and Pronouncements

     The Company has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

     If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                                     June 30,
                                               2003             2002
                                            -----------     -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs        $         -     $         -
  Unproved leasehold acquisition costs        5,006,560       5,006,276
                                            -----------     -----------
     Total leasehold acquisition costs        5,006,560       5,006,276

Less: Accumulated depletion                           -               -
                                            -----------     -----------
Net leasehold acquisition costs             $ 5,006,560     $ 5,006,276
                                            -----------     -----------

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies, Continued

     The reclassification of these amounts would not effect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

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

     In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had any effect on the Company's financial position or results of operations.

      In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities ("VIE's"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies, Continued

     Such entities are known as VIE's. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

     An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.

     It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company does not have a VIE.

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2004 and does not expect to have a material impact on the Company's financial condition and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have a material impact on the Company's financial condition or results of operation.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(2)  Oil and Gas Properties

     On July 1, 2001, the Company sold all of its producing properties to Delta Petroleum Corporation, our Parent, for $107,045. The sales price for the properties was fair value based on an evaluation performed by an unrelated engineering firm. The difference between the sales price received and the net cost of the properties resulted in a gain of $73,960. The properties were ultimately sold by the Company's parent during fiscal 2002. As such, the gain was realized during fiscal 2002.

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on June 30, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

     The Company is not the designated operator of any of these properties but is an active participant in the ongoing activities of each property along with the designated operator and other interest owners. If the designated operator elected not to or was unable to continue as the operator, the other property interest owners would have the right to designate a new operator as well as share in additional property returns prior to the replaced operator being able to receive returns. Based on the Company's size, it would be difficult for the Company to proceed with exploration and development plans should other substantial interest owners elect not to proceed. However, to the best of its knowledge, the Company believes the designated operators and other major property interest owners intend to proceed with exploration and development plans under the terms and conditions of the operating agreement. The ownership rights in each of these properties have been retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. Federal Government whereby as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties continue to be maintained. The issuance of the suspension notices has been necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(2)  Oil and Gas Properties, Continued

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

     Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at June 30, 2003 and June 30, 2002 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. None of these leases are adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and we decide not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear our appeal of any such ruling or ultimately makes a determination adverse to us, it is likely that some or all of these leases would become impaired and written off at that time.

     As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the Coastal Zone Management Act, but the leases are still valid. If the leases are found not to be valid for some reason, or if the United States either does not comply with the order requiring it to make a consistency determination or finds that development is inconsistent with the Coastal Zone Management Act, it would appear that the leases would become impaired even though we would undoubtedly proceed with our litigation. It is also possible that other events could occur that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Consolidated Financial Statements
June 30, 2003, 2002 and 2001
-----------------------------------------------------------------------------

(2)  Oil and Gas Properties, Continued

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. In the event, however, that we receive any proceeds as the result of such litigation, we may be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

(3)  Preferred Stock

     The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $0.10 per share. As of the years ended June 30, 2003 and 2002, no preferred stock was issued and outstanding.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(4)  Income Taxes

     At June 30, 2003 and 2002,the Company's significant deferred tax assets and liabilities are summarized as follows:

                                              2003          2002
                                              ----          ----
 Deferred tax assets:
    Net operating loss
    carryforwards                            $ 765,000     $ 841,000

                                             ---------    ----------
    Gross deferred tax assets                  765,000       841,000

     Less valuation allowance                 (765,000)     (841,000)
                                             ---------    ----------
                                                     -             -
  Deferred tax liability:
    Oil and gas properties,
    principally due to differences
    in basis and depreciation and
    depletion                                        -             -
                                             ---------     ---------
   Net deferred tax asset                    $       -     $       -
                                             =========     =========


     No income tax expense or benefit has been recorded for the years ended June 30, 2003 and 2002 since the deferred income taxes that would have otherwise been provided were offset by the change in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return. As Delta has a net operating loss carryforward and a valuation allowance for deferred tax assets, the consolidation for income tax purposes has no financial statement impact to the Company.

    At June 30, 2003, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $2,020,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2004 through 2023. If not utilized, approximately $1.0 million of net operating losses will expire over the next five years.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(5)  Related Party Transactions

     Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to the Company for the provision of services by Delta were $100,000 for the year ended June 30, 2003, 2002 and 2001. The Company had a non-interest bearing receivable from Delta of $266,179 and $398,494 recorded as a reduction in equity at June 30, 2003 and 2002, respectively.

     On July 1, 2001, the Company sold all of its proved producing properties to Delta, which owns over 91% of the Company's issued and outstanding shares, for $107,045 in cash. The sale price was calculated as being an amount equal to the net present value of the estimated hydrocarbons beneath the properties using a discount rate of 10% as determined by independent third party engineers. Management believes that the terms of this transaction were no less favorable to the Company than could have been obtained from an independent third party.

(6)  Disclosures About Capitalized Costs, Costs Incurred and Major Customers

     Capitalized costs related to oil and gas producing activities are as follows:
                                     June 30,        June 30,
                                      2003            2002
                                   -----------     -----------
  Undeveloped offshore
     California properties         $ 5,006,560     $ 5,006,276
  Developed onshore
     domestic properties                     -               -
                                   -----------     -----------
                                     5,006,560       5,006,276
  Accumulated depreciation
     and depletion                           -               -
                                   -----------     -----------
                                   $ 5,006,560     $ 5,006,276
                                   ===========     ===========

     Costs incurred in oil and gas producing activities for the years ended June 30, 2003, 2002 and 2001 are as follows:

                                       2003           2002        2001
                                       ----           ----        ----
     Unproved property acquisition
       costs                        $   284          $     -     $     -
     Intangible drilling costs      $     -          $     -     $ 7,522
     Exploration costs              $     -          $19,772     $17,482

                                    F-14
AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years ended June 30, 2003, 2002 and 2001
-----------------------------------------------------------------------------

(6) Disclosures About Capitalized Costs, Costs Incurred and Major Customers (Continued)

     A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended June 30, 2003, 2002 and 2001 is as follows:

                                         2003      2002        2001
                                         ----      ----        ----
  Revenue:
    Oil and gas sales                  $    -    $      -    $67,738
  Expenses:
   Lease operating                          -           -     22,827
   Depletion                                -           -     10,608
   Exploration                              -      19,772     17,482
                                       ------     -------    -------
  Results of operations of oil
  Gas producing activities             $    -    $(19,772)   $16,821
                                      =======    ========    =======

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

     As the Company had sold its producing properties at the beginning of fiscal year 2002, there were no 2003 and 2002 customers, but in 2001, sales to three major customers accounted for approximately 44%, 12% and 12% of oil and gas sales.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(7)  Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2001
-----------------------------------------------------------------------------

(7)  Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

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

     A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2003, 2002 and 2001 are as follows:

                                                Onshore
                                         --------------------
                                             GAS         OIL
                                            (MCF)       (BBLS)
                                         ---------------------
     Balance at June 30, 2000               166,999      2,201

       Revisions of quantity estimates     (25,299)       (138)
       Production                          (11,630)       (381)
                                          --------      ------
     Balance at June 30, 2001              130,070       1,682

     Sales of Producing Properties        (130,070)     (1,682)
                                          --------      ------
     Balance at June 30, 2002                    -           -
                                          ========      ======

     Balance at June 30, 2003                    -           -
                                          ========      ======


     Proved developed reserves:
       June 30, 2001                       130,070       1,682
       June 30, 2002                             -           -
       June 30, 2003                             -           -

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003 and 2002
-----------------------------------------------------------------------------

(7)   Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

     Future net cash flows presented below are computed using year-end prices and costs. The Company has no proved reserves at June 30, 2003 or June 30, 2002. As such, certain disclosures at June 30, 2003 and 2002 have been eliminated.

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
                                                 ==========

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2003, 2002 and 2001
----------------------------------------------------------------------------

(7)  Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

     The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 2003, 2002 and 2001 are as follows:

                                                   2003        2002          2001
                                                   ----        ----          ----
 Beginning of year                               $     -     $ 107,044    $ 231,936
 Sales of oil and gas produced during the
        period, net of production costs                -             -      (44,911)
 Net change in prices and production costs             -             -      (51,512)
 Changes in estimated future development costs         -             -            -
 Revisions of previous quantity estimates,
   estimated timing of development and other           -            -       (51,663)
 Sale of reserves in place                             -      (107,044)           -
 Accretion of discount                                 -             -       23,194
                                                 --------    ---------    ---------
 End of year                                     $      -    $       -    $ 107,044
                                                 ========    =========    =========


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 29th day of September, 2003

                                  AMBER RESOURCES COMPANY OF COLORADO


                                  By: /s/ Roger A. Parker
                                     ----------------------------------------
                                     Roger A. Parker, Chief Executive Officer


                                  By: /s/ Kevin K. Nanke
                                     ---------------------------------------
                                     Kevin K. Nanke, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature and Title                                  Date

/s/ Aleron H. Larson, Jr.                     September 29, 2003
-------------------------------
Aleron H. Larson, Jr., Director


/s/ Roger A. Parker                           September 29, 2003
-------------------------------
Roger A. Parker, Director


/s/ Jerrie F. Eckelberger                     September 29, 2003
-------------------------------
Jerrie F. Eckelberger, Director