Form 10-Q
period 2003-09-30
AMBER RESOURCES CO OF COLORADO
filed 2003-11-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO
      __________



                 Commission file number 0-8874



                      Amber Resources Company of Colorado
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



                          Amber Resources Company
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

4,666,185 shares of common stock $.0625 par value were outstanding as of October 24, 2003.

                                                                 Form 10-Q
                                                                 1st Qtr.
                                                                 FY 2004

                                   INDEX



PART I     FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1.    Financial Statements

           Balance Sheets
                September 30, 2003 (unaudited)
                and June 30, 2003 ...................................     1

           Statements of Operations and
                Accumulated Deficit for the Three
                Months Ended September 30, 2003
                and 2002 (unaudited) ................................     2

           Statements of Cash Flows
                for the Three Months Ended September 30, 2003
                and 2002 (unaudited).................................     3

           Notes to Financial Statements (unaudited) ................     4

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation........................     7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.     8

ITEM 4.   Controls and Procedures....................................     8


PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings.........................................     8
ITEM 2.    Changes in Securities.....................................     9
ITEM 3.    Defaults upon Senior Securities...........................     9
ITEM 4.    Submission of Matters to a Vote of
              Security Holders.......................................     9
ITEM 5.    Other Information.........................................     9
ITEM 6.    Exhibits and Reports on Form 8-K..........................     9








The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO

BALANCE SHEETS
-----------------------------------------------------------------------------

                                                  September 30,   June 30,
                                                      2003          2003
                                                  -------------  -----------
                                                   (Unaudited)
ASSETS

Current Assets:
 Cash                                              $       807   $       867
                                                   -----------   -----------
   Total current assets                                    807           867
                                                   -----------   -----------

Undeveloped offshore California properties           5,006,560     5,006,560
                                                   -----------   -----------

                                                   $ 5,007,367   $ 5,006,427
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                  $         -   $         -
                                                   -----------   -----------
   Total current liabilities                                 -             -
                                                   -----------   -----------
Stockholders' Equity:
 Preferred stock, $.10 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued                   -             -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, issued 4,666,185
  shares at September 30, 2003 and June 30, 2003       291,637       291,637
 Additional paid-in capital                          5,755,232     5,755,232
 Accumulated deficit                                  (800,114)     (773,263)
 Advance to parent                                    (239,388)     (266,179)
                                                   -----------   -----------
   Total Stockholders' Equity                        5,007,367     5,007,427
                                                   -----------   -----------
Commitments
                                                   $ 5,007,367   $ 5,007,427
                                                   -----------   -----------





          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                   Three Months Ended
                                               September 30,  September 30,
                                                   2003           2002
                                               -------------  -------------

Revenue:
                                                $        -      $        -
                                                ----------      ----------
      Total revenue                                      -               -


Operating expenses:
   Exploration expenses                              1,441               -
   General and administrative, including
     $25,000 in 2003 and 2002 to parent             25,409          25,134
                                                ----------      ----------
      Total operating expenses                      26,850          25,134
                                                ----------      ----------
      Net loss                                     (26,850)        (25,134)

   Accumulated deficit at
      beginning of the year                       (773,264)       (644,329)
                                                ----------      ----------
   Accumulated deficit at
      end of the period                         $ (800,114)     $ (669,463)
                                                ==========      ==========

   Basic loss per share                         $    (0.01)     $    (0.01)
                                                ==========      ==========

   Weighted average number of common
      shares outstanding                         4,666,185       4,666,185
                                                ==========      ==========





        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                      Three Months Ended
                                                  September 30,  September 30,
                                                  -------------  -------------
                                                      2003           2002

Cash flows from operating activities:
  Net loss                                          $ (26,850)    $ (25,134)
  Net changes in operating assets and operating
         liabilities -
    Decrease in trade accounts payable                      -          (112)
                                                    ---------     ---------

Net cash used in operating activities                 (26,850)      (25,246)
                                                    ---------     ---------

Cash flows from financing activities-
    Changes in accounts receivable from and
         accounts payable to parent                    26,791        25,026
                                                    ---------     ---------

Net decrease in cash                                      (59)         (220)
                                                    ---------     ---------

Cash at beginning of period                               866           681
                                                    ---------     ---------

Cash at end of period                               $     807     $     461
                                                    =========     =========









        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 2003 and 2002
(Unaudited)
----------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's ("the Company") audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended June 30, 2003, previously filed with the Securities and Exchange Commission.

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of September 30, 2003, the Company had working capital of $808. This factor, among others, may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. The Company believes that proceeds from the sale of undeveloped properties, advances from our parent and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 2003 and 2002
(Unaudited)
----------------------------------------------------------------------------

(2)  Recently Issued or Proposed Accounting Standards and Pronouncements

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

     If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                           September 30,      June 30,
                                               2003            2003
                                            -----------     -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs        $         -     $         -
  Unproved leasehold acquisition costs        5,006,560       5,006,560
                                            -----------     -----------
     Total leasehold acquisition costs        5,006,560       5,006,560

Less: Accumulated depletion                           -               -
                                            -----------     -----------
Net leasehold acquisition costs             $ 5,006,560     $ 5,006,560
                                            ===========     ===========

     The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three Months Ended September 30, 2003 and 2002
(Unaudited)
----------------------------------------------------------------------------

(3)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on September 30, 2003 and June 30, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at September 30, 2003 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur. On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. See disclosure in Item 1 of Part II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our fiscal year ended June 30, 2003. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber," "the Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources.

     At September 30, 2003, we had working capital of $807 compared to working capital of $867 at June 30, 2003.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both September 30, 2003 and June 30, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss.   We reported net losses of $26,850 and $25,134 for the three months ended September 30, 2003 and 2002.

     As we sold all of our producing properties to our parent on July 1, 2001, there was no revenue during the two three month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. During the three months ended September 30, 2003, exploration expenses were $1,141 and zero in the 2003 period. General and administrative expenses were $25,409 and $25,134 for the periods ended September 30, 2003 and 2002, respectively. The majority of the expense in both periods is a management fee of $25,000 paid to our parent.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On January 9, 2002, Amber and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties.

The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in 2001 in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. In the event, however, that Amber receives any proceeds as the result of such litigation, Amber will be obligated to pay a portion of any amount received by Amber to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties. Although the computation of the various amounts that we would be required to pay to landowners and other owners of royalties and similar interests is dependent upon facts and circumstances that are not yet known, it is possible that they may be as much as twenty percent of any proceeds that we might ultimately obtain.

     The Federal Government has not yet filed an answer in this proceeding pending its motion to dismiss the lawsuit, which motion has not yet been heard by the court.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits are as follows:

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350. Filed herewith electronically

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350. Filed herewith electronically

     (b) Reports on Form 8-K:  None.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMBER RESOURCES COMPANY OF COLORADO
                                    (Registrant)



Date: November 14, 2003             By: /s/ Roger A. Parker
                                       -------------------------------------
                                       Roger A. Parker
                                       President and Chief Executive Officer



                                    By: /s/ Kevin K. Nanke
                                       -------------------------------------
                                       Kevin K. Nanke, Chief Financial
                                       Officer and Treasurer