Form 10-Q
period 2003-12-31
AMBER RESOURCES CO OF COLORADO
filed 2004-02-13
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO
      __________



                        Commission file number 0-8874



                      Amber Resources Company of Colorado
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Delaware                                 84-0750506
     -------------------------------                  ------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


       475 17th Street, Suite 1400
           Denver, Colorado                                  80202
     -------------------------------                  -------------------
        (Address of principal                              (Zip Code)
          executive offices)


                                (303) 293-9133
             ----------------------------------------------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

4,666,185 shares of common stock $.0625 par value were outstanding as of January 30, 2004.





                                                                 Form 10-Q
                                                                 2nd Qtr.
                                                                 FY 2004

                                    INDEX


PART I     FINANCIAL INFORMATION                                    PAGE NO.

ITEM 1.    Financial Statements

           Balance Sheets
             December 31, 2003 (unaudited)
             and June 30, 2003 ...................................     1

           Statements of Operations and
             Accumulated Deficit for the Three and Six
             Months Ended December 31, 2003
             and 2002 (unaudited) ................................     2

           Statements of Cash Flows
             for the Six Months Ended December 31, 2003
             and 2002 (unaudited).................................     4

           Notes to Financial Statements (unaudited) .............     5

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................     8

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk ............................................     9

ITEM 4.   Controls and Procedures ................................     9


PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings .....................................    10
ITEM 2.    Changes in Securities .................................    10
ITEM 3.    Defaults upon Senior Securities .......................    10
ITEM 4.    Submission of Matters to a Vote of
             Security Holders ....................................    10
ITEM 5.    Other Information .....................................    10
ITEM 6.    Exhibits and Reports on Form 8-K ......................    10





The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO

BALANCE SHEETS
-----------------------------------------------------------------------------

                                                  December 31,    June 30,
                                                      2003          2003
                                                  -------------  -----------
                                                   (Unaudited)
ASSETS

Current Assets:
 Cash                                              $       748   $       867
                                                   -----------   -----------
   Total current assets                                    748           867
                                                   -----------   -----------

Undeveloped offshore California properties           5,006,560     5,006,560
                                                   -----------   -----------

                                                   $ 5,007,308   $ 5,007,427
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                     $         -   $         -

Stockholders' Equity:
 Preferred stock, $.10 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued                   -             -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, issued 4,666,185
  shares at December 31, 2003 and June 30, 2003        291,637       291,637
 Additional paid-in capital                          5,755,232     5,755,232
 Accumulated deficit                                  (825,181)     (773,263)
 Advance to parent                                    (214,380)     (266,179)
                                                   -----------   -----------
   Total Stockholders' Equity                        5,007,308     5,007,427
                                                   -----------   -----------
Commitments
                                                   $ 5,007,308   $ 5,007,427
                                                   -----------   -----------












                 See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                   Three Months Ended
                                                December 31,  December 31,
                                                   2003           2002
                                               -------------  -------------

Revenue:
                                                $        -      $        -
                                                ----------      ----------
      Total revenue                                      -               -


Operating expenses:
   Exploration expenses                                  8               -
   General and administrative, including
     $25,000 in 2003 and 2002 to parent             25,059          25,158
                                                ----------      ----------
      Total operating expenses                      25,067          25,158
                                                ----------      ----------
      Net loss                                     (25,067)        (25,158)

   Accumulated deficit at
      beginning of the year                       (800,114)       (669,463)
                                                ----------      ----------
   Accumulated deficit at
      end of the period                         $ (825,181)     $ (694,621)
                                                ==========      ==========

   Basic loss per share                         $    (0.01)     $    (0.01)
                                                ==========      ==========

   Weighted average number of common
      shares outstanding                         4,666,185       4,666,185
                                                ==========      ==========





                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                     Six Months Ended
                                                December 31,   December 31,
                                                   2003           2002
                                                ------------   ------------

Revenue:
                                                $        -      $        -
                                                ----------      ----------
      Total revenue                                      -               -


Operating expenses:
   Exploration expenses                              1,449               -
   General and administrative, including
     $50,000 in 2003 and 2002 to parent             50,469          50,292
                                                ----------      ----------
      Total operating expenses                      51,918          50,292
                                                ----------      ----------
      Net loss                                     (51,918)        (50,292)

   Accumulated deficit at
      beginning of the year                       (773,263)       (644,329)
                                                ----------      ----------
   Accumulated deficit at
      end of the period                         $ (825,181)     $ (694,621)
                                                ==========      ==========

   Basic loss per share                         $    (0.01)     $    (0.01)
                                                ==========      ==========

   Weighted average number of common
      shares outstanding                         4,666,185       4,666,185
                                                ==========      ==========





                 See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                       Six Months Ended
                                                  December 31,   December 31,
                                                      2003           2002
                                                  ------------   ------------

Cash flows from operating activities:
  Net loss                                          $ (51,918)    $ (50,292)
  Net changes in operating assets and operating
         liabilities-
    Decrease in trade accounts payable                      -        (1,985)
                                                    ---------     ---------

Net cash used in operating activities                 (51,918)      (52,277)
                                                    ---------     ---------

Cash flows from financing activities-
    Changes in accounts receivable from and
         accounts payable to parent                    51,799        52,596
                                                    ---------     ---------

Net increase (decrease) in cash                          (119)          319
                                                    ---------     ---------

Cash at beginning of period                               867           681
                                                    ---------     ---------

Cash at end of period                               $     748     $   1,000
                                                    =========     =========









                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
----------------------------------------------------------------------------

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are related to oil and gas reserves, oil and gas properties, income taxes, derivatives, contingencies and litigation. Actual results could differ from these estimates.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of December 31, 2003, the Company had working capital of $748. This factor, among others, may indicate that without increased cash flow from the sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. The Company believes that proceeds from the sale of undeveloped properties, advances from its parent and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
----------------------------------------------------------------------------

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

                                            December 31,      June 30,
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

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Six Months Ended December 31, 2003 and 2002
(Unaudited)
----------------------------------------------------------------------------

(3)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on December 31, 2003 and June 30, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at December 31, 2003 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur. On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. See disclosure in Item 1 of Part II.

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

     Background

     Amber Resources Company of Colorado ("Amber," the "Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources

     At December 31, 2003, we had working capital of $748 compared to working capital of $867 at June 30, 2003.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both December 31, 2003 and June 30, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss.   We reported net losses of $25,067 and $25,158 for the three months ended December 31, 2003 and 2002. For the six month periods ended December 31, 2003 and 2002, we reported losses of $51,918 and $50,292.

     As we sold all of our producing properties to our parent on July 1, 2001, there was no revenue during the two three and six month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. Exploration expenses were $8 and $1,149 for the three and six months ended December 31, 2003. General and administrative expenses were $25,059 and $50,469 for the three and six months ended December 31, 2003 compared to $25,158 and $50,292 for the three and six months ended December 31, 2002. The majority of the expense in both periods is a management fee of $25,000 for the three month periods and $50,000 for the six month periods paid to our parent.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of December 31, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                    AMBER RESOURCES COMPANY OF COLORADO
                                    (Registrant)



Date: February 13, 2004             By:/s/ Roger A. Parker
                                       -------------------------------------
                                       Roger A. Parker
                                       President and Chief Executive Officer



                                    By:/s/ Kevin K. Nanke
                                       -------------------------------------
                                       Kevin K. Nanke, Chief Financial
                                       Officer and Treasurer