Form 10-Q
period 2004-03-31
AMBER RESOURCES CO OF COLORADO
filed 2004-05-13
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 10, 2004.






                                                                 Form 10-Q
                                                                 3rd Qtr.
                                                                 FY 2004

                                    INDEX


PART I     FINANCIAL INFORMATION                                    PAGE NO.

ITEM 1.    Financial Statements

           Balance Sheets
             March 31, 2004 (unaudited)
             and June 30, 2003 ...................................     3

           Statements of Operations and
             Accumulated Deficit for the Three and Nine
             Months Ended March 31, 2004
             and 2003 (unaudited) ................................     4-5

           Statements of Cash Flows
             for the Nine Months Ended March 31, 2004
             and 2003 (unaudited).................................     6

           Notes to Financial Statements (unaudited) .............     7

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................    10

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk ............................................    11

ITEM 4.   Controls and Procedures ................................    11


PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings .....................................    12
ITEM 2.    Changes in Securities .................................    12
ITEM 3.    Defaults upon Senior Securities .......................    12
ITEM 4.    Submission of Matters to a Vote of
             Security Holders ....................................    12
ITEM 5.    Other Information .....................................    12
ITEM 6.    Exhibits and Reports on Form 8-K ......................    12





The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO

BALANCE SHEETS
-----------------------------------------------------------------------------

                                                   March 31,      June 30,
                                                      2004          2003
                                                  -------------  -----------
                                                   (Unaudited)
ASSETS

Current Assets:
 Cash                                              $       683   $       867
                                                   -----------   -----------
   Total current assets                                    683           867
                                                   -----------   -----------

Undeveloped offshore California properties           5,006,560     5,006,560
                                                   -----------   -----------

                                                   $ 5,007,243   $ 5,007,427
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                        $         -   $         -

Stockholders' Equity:
 Preferred stock, $.10 par value;
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued                   -             -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, issued 4,666,185
  shares at March 31, 2004 and June 30, 2003           291,637       291,637
 Additional paid-in capital                          5,755,232     5,755,232
 Accumulated deficit                                  (856,042)     (773,263)
 Advance to parent                                    (183,584)     (266,179)
                                                   -----------   -----------
   Total Stockholders' Equity                        5,007,243     5,007,427
                                                   -----------   -----------
Commitments
                                                   $ 5,007,243   $ 5,007,427
                                                   -----------   -----------












                 See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                   Three Months Ended
                                                 March 31,      March 31,
                                                   2004           2003
                                               -------------  -------------

Operating expenses:
   General and administrative, including
     $25,000 in 2004 and 2003 to parent             30,862          25,400
                                                ----------      ----------
      Total operating expenses                      30,862          25,400
                                                ----------      ----------
      Net loss                                     (30,862)        (25,400)

   Accumulated deficit at
      beginning of the year                       (825,180)       (694,621)
                                                ----------      ----------
   Accumulated deficit at
      end of the period                         $ (856,042)     $ (720,021)
                                                ==========      ==========

   Basic loss per share                         $    (0.01)     $    (0.01)
                                                ==========      ==========

   Weighted average number of common
      shares outstanding                         4,666,185       4,666,185
                                                ==========      ==========





                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                     Nine Months Ended
                                                 March 31,      March 31,
                                                   2004           2003
                                                ------------   ------------

Operating expenses:
   Exploration expenses                              1,448               -
   General and administrative, including
     $75,000 in 2004 and 2003 to parent             81,331          75,692
                                                ----------      ----------
      Total operating expenses                      82,779          75,692
                                                ----------      ----------
      Net loss                                     (82,779)        (75,692)

   Accumulated deficit at
      beginning of the year                       (773,263)       (644,329)
                                                ----------      ----------
   Accumulated deficit at
      end of the period                         $ (856,042)     $ (720,021)
                                                ==========      ==========

   Basic loss per share                         $    (0.02)     $    (0.02)
                                                ==========      ==========

   Weighted average number of common
      shares outstanding                         4,666,185       4,666,185
                                                ==========      ==========












                 See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                       Nine Months Ended
                                                    March 31,      March 31,
                                                      2004           2003
                                                  ------------   ------------

Cash flows from operating activities:
  Net loss                                          $ (82,779)    $ (75,692)
  Net changes in operating assets and operating
         liabilities-
    Decrease in trade accounts payable                      -        (2,911)
                                                    ---------     ---------

Net cash used in operating activities                 (82,779)      (78,603)
                                                    ---------     ---------

Cash flows from financing activities-
    Changes in accounts receivable from and
         accounts payable to parent                    82,595        78,862
                                                    ---------     ---------

Net increase (decrease) in cash                          (184)          259
                                                    ---------     ---------

Cash at beginning of period                               867           681
                                                    ---------     ---------

Cash at end of period                               $     683     $     940
                                                    =========     =========









                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
----------------------------------------------------------------------------

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2004, the Company had working capital of $683. This factor, among others, may indicate that without increased cash flow from the sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. The Company believes that proceeds from the sale of undeveloped properties, advances from its parent and other sources of funds will be adequate to fund its operating expenses and satisfy its other current liabilities over the next year or longer.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
----------------------------------------------------------------------------

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

     If it is ultimately determined that SFAS No. 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                             March 31,      June 30,
                                               2004            2003
                                            -----------     -----------
INTANGIBLE ASSETS:
  Proved leasehold acquisition costs        $         -   $         -
  Unproved leasehold acquisition costs        5,006,560       5,006,560
                                            -----------     -----------
     Total leasehold acquisition costs        5,006,560       5,006,560

Less: Accumulated depletion                           -               -
                                            -----------     -----------
Net leasehold acquisition costs             $ 5,006,560     $ 5,006,560
                                            ===========     ===========

     The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which we assess impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements
Three and Nine Months Ended March 31, 2004 and 2003
(Unaudited)
----------------------------------------------------------------------------

(3)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on March 31, 2004 and June 30, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at March 31, 2004 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to the 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that the Company decides not to appeal or that the Company appeals without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause the Company's interests in the leases to become impaired, and the Company will continuously evaluate those factors as they occur. On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's Offshore California properties. See disclosure in Item 1 of Part II.

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

     Liquidity and Capital Resources

     At March 31, 2004, we had working capital of $683 compared to working capital of $867 at June 30, 2003.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both March 31, 2004 and June 30, 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss.   We reported net losses of $30,862 and $25,400 for the three months ended March 31, 2004 and 2003. For the nine month periods ended March 31, 2004 and 2003, we reported losses of $82,779 and $75,692.

     As we sold all of our producing properties to our parent on July 1, 2001, there was no revenue during the two three and nine month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. Exploration expenses were $0 and $1,448 for the three and nine months ended March 31, 2004. General and administrative expenses were $30,862 and $81,331 for the three and nine months ended March 31, 2004 compared to $25,400 and $75,692 for the three and nine months ended March 31, 2003. The majority of the expense in both periods is a management fee of $25,000 for the three month periods and $75,000 for the nine month periods paid to our parent.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                    AMBER RESOURCES COMPANY OF COLORADO
                                    (Registrant)



Date: May 13, 2004                  By:/s/ Roger A. Parker
                                       -------------------------------------
                                       Roger A. Parker
                                       President and Chief Executive Officer



                                    By:/s/ Kevin K. Nanke
                                       -------------------------------------
                                       Kevin K. Nanke, Chief Financial
                                       Officer and Treasurer