Form 10-K
period 2004-06-30
AMBER RESOURCES CO OF COLORADO
filed 2004-09-23
CIK 276750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-K


[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended June 30, 2004

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

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of September 22, 2004 could not be determined because there is no established public trading market.

As of September 22, 2004, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.




                              TABLE OF CONTENTS


                                   PART I

                                                                         PAGE


ITEM 1.   DESCRIPTION OF BUSINESS ....................................     3
ITEM 2.   DESCRIPTION OF PROPERTIES...................................     8
ITEM 3.   LEGAL PROCEEDINGS ..........................................    20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........    21

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ........................................    21
ITEM 6.   SELECTED FINANCIAL DATA ....................................    22
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ..................................    22
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..    25
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................    25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .....................    25
ITEM 9A.  CONTROLS AND PROCEDURES.....................................    25


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........    26
ITEM 11.  EXECUTIVE COMPENSATION .....................................    28
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .............................................    28
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............    28
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES .....................    29

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K ................................................    29

          INDEX TO EXHIBITS ..........................................    31


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

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development

     Amber Resources Company of Colorado, formerly named "Amber Resources Company" ("Amber," "we" or "us") is engaged in the exploration, development and production of oil and gas properties. Our business is conducted onshore in the continental United States and in the U.S. coastal waters offshore California. As of June 30, 2004, our principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California. On July 1, 2001 we sold all of our proved producing properties for $107,045 to Delta Petroleum Corporation ("Delta"). The sale price was calculated at the properties' net present value discounted at 10% (PV10%)as determined by third party, independent engineers. There continue to be uncertainties as to the timing of the development of our offshore properties. (See "Description of Properties," Item 2 herein.)

     In June 2004, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

     We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 1400, 475 17th Street, Denver, Colorado 80202. As of June 30, 2004, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

     At June 30, 2004, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

     (b)  Business of Issuer.

     During the year ended June 30, 2004, we were engaged in only one industry, namely the acquisition, exploration and development of offshore oil and gas properties and related business activities. Our oil and gas operations now are comprised solely of the development of our offshore interests in undeveloped offshore Federal leases and units near Santa Barbara, California. We have no production and no proved reserves.

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

     (b)  Oil and Gas Properties

     We own interests in undeveloped offshore Federal leases and units located near Santa Barbara, California. We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during fiscal 2004. No reserves estimates were prepared for the past two years as all remaining leases are undeveloped.

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

     (d)  Productive Wells and Acreage
          ----------------------------

     As of June 30, 2004 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production,

including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

     (e)  Undeveloped Acreage
          -------------------

     At June 30, 2004, we held undeveloped acreage by state as set forth below:

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

     During the year ended June 30, 2004, we did not participate in any drilling activities.

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

     The Federal Government has not yet filed an answer in this proceeding pending its motion to dismiss the lawsuit, which motion has not yet been heard by the court. More recently, the plaintiffs filed a motion for summary judgment as to certain liability aspects related to their claims. Neither motion has yet been heard by the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market or Markets
          -----------------

     We currently have, and have had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during 2004 and 2003 have not been available.

     (b)  Approximate Number of Holders of Common Stock
          ---------------------------------------------

      The number of holders of record of our securities at September 2, 2004 was approximately 1,000.

     (c)  Dividends
          ---------

     We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

     (d)  Changes in Securities
          ---------------------

     During the quarter ended June 30, 2004, we did not have any sale of securities that were not registered under the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

                                               Fiscal Years Ended June 30,
                             --------------------------------------------------------------------------------
                                2004             2003            2002              2001              2000
                                ----             ----            ----              ----              ----
Total Revenues               $        -      $        -      $   73,960        $  119,405        $  100,245
Income/(Loss) from
 Operations                  $ (109,308)     $ (128,936)     $  (54,622)       $  (42,648)       $  (67,494)
Income/(Loss)
 Per Share                   $    (0.02)     $    (0.03)     $    (0.01)       $    *            $    (0.01)
Total Assets                 $5,007,139      $5,007,427      $5,006,957        $5,062,208        $5,050,869
Total Liabilities            $        -      $        -      $    2,912        $   16,532        $   64,565
Stockholders' Equity         $5,007,139      $5,007,427      $5,004,045        $5,045,676        $4,986,304
Total Long Term Debt         $        -      $        -      $        -        $        -        $        -
____________________
* Less than $0.01 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     Liquidity and Capital Resources
     -------------------------------

     At June 30, 2004, we had working capital of $579 compared to working capital of $867 at June 30, 2003. The cash used in operating activities of $109,308 during fiscal 2004 remained consistent with fiscal 2003. The lack of cash flow from operations may inhibit the Company from meeting its obligations in a timely manner unless additional financing or the sale of properties occurs. However, the Company has a receivable of $157,159 at June 30, 2004 from Delta. If necessary, Delta will repay its obligation to the Company to meet Amber's operating needs and obligations for costs incurred with our offshore undeveloped California properties.

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

     Results of Operations - Fiscal 2004 Versus 2003
     -----------------------------------------------

     Net Income. Our net losses for the years ended June 30, 2004 and 2003 were $109,308 and $128,934 respectively.

     As all of our producing properties were sold on July 1, 2001 there were no revenues, production volumes, lease operating expenses or depletion in the years ended June 30, 2004 and June 30, 2003.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $1,441 and zero for the years ended June 30, 2004 and 2003, respectively.

     General and Administrative Expenses. General and administrative expense for the year ended June 30, 2004 was $107,867 compared to $128,936 for the year ended June 30, 2003. The decrease in general and administrative expense was due to additional incorporation fees incurred during fiscal 2003.

     Results of Operations - Fiscal 2003 Versus 2002
     -----------------------------------------------

     Net Income. Our net losses for the years ended June 30, 2003 and 2002 were $128,934 and $46,765, respectively.

     As all of our producing properties were sold on July 1, 2001 there were no revenues, production volumes, lease operating expenses or depletion in the years ended June 30, 2003 and June 30, 2002.

     Gain on sale of oil and gas properties. In fiscal 2002 we sold all of our onshore producing properties to Delta at a gain of $73,960 which was recognized after Delta sold the properties to a third party. There were no assets sold in fiscal 2002.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals. We incurred exploration costs of zero and $19,772 for the years ended June 30, 2003 and 2002, respectively.

     General and Administrative Expenses. General and administrative expense for the year ended June 30, 2003 was $128,936 compared to $108,810 for the year ended June 30, 2002. Expenses were up in the year ended June 30, 2003 due to additional incorporation expenses.

     Critical Accounting Policies and Estimates
     ------------------------------------------

     The discussion and analysis of our financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances.

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

     Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we did not record an impairment during the years ended June 30, 2004, 2003 or 2002.

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

     With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended June 30, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our executive officers and directors is set forth below:

        Name             Age       Positions              Period of Service
---------------------    ---  ------------------------   -------------------

Aleron H. Larson, Jr.     59   Chairman of the Board,     May 1987 to Present
                               Secretary, and a Director

Roger A. Parker           42   President, Chief           May 1987 to Present
                               Executive Officer and
                               a Director

Jerrie F. Eckelberger     60   Director                   September 1996
                                                          to Present

Kevin K. Nanke            39   Treasurer and Chief        December 1999
                               Financial Officer          to Present

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

ITEM 11.  EXECUTIVE COMPENSATION

     No officer or director received compensation directly from us during the years ended June 30, 2004, 2003 and 2002. Messrs. Larson, Parker, Nanke, Chairman, President and Chief Financial Officer, respectively, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement may be cancelled by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. This agreement replaces a previous agreement which allocated similar expenses based on our proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the years ended June 30, 2004, 2003 and 2002. We had a receivable from Delta of $157,159 and $266,179 recorded as a reduction in equity at June 30, 2004 and 2003, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the annual financial statements of the Company for the fiscal year ended June 30, 2004 and the review of the financial statements included in the Company's Forms 10-Q for such fiscal year were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. Certain Relationships and Related Transactions.)

     FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: No fees were billed for professional services rendered by KPMG LLP for financial information systems design and implementation services for the fiscal year ended June 30, 2004.

     ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the fiscal year ended June 30, 2004.


                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements
          --------------------

          Independent auditors' report                                F-1

          Balance Sheet as of June 30, 2004 and 2003                  F-2

          Statements of Operations and Accumulated Deficit
            Years Ended June 30, 2004, 2003 and 2002                  F-3

          Statements of Cash Flows                                    F-4
          Years Ended June 30, 2004, 2003 and 2002

          Notes to Financial Statements                               F-5


(a)  (2)  Financial Statement Schedules
          -----------------------------

          None


(a)  (3)  Exhibits
          --------

      The Exhibits listed in the Index to Exhibits appearing at page 31 are filed as part of this report. Management contracts and compensatory plans required to be filed as exhibits are marked with an "*".

     (b)  Reports on Form 8-K
          -------------------

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

        3.2 Certificate for Renewal and Revival of Charter. Incorporated by reference from Exhibit 3.2 of the Company's Form 10-K for the fiscal year ended June 30, 2003.

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

        10.2 Amber Resources Company 1996 Incentive Plan. Incorporated by reference from Exhibit 99.1 of the Company's December 4, 1996 Form 8-K.*

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

(32)    Section 1350 Certifications.

        32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350.  Filed herewith electronically.

        32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350.  Filed herewith electronically.

(99)    Additional Exhibits.  Not applicable.

     *  Management contracts and compensatory plans.






           Report of Independent Registered Public Accounting Firm



The Board of Directors
Amber Resources Company of Colorado


We have audited the accompanying balance sheets of Amber Resources Company of Colorado as of June 30, 2004 and 2003, and the related statements of operations and accumulated deficit, and cash flows for each of the years in the three-year period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. general accepted accounting principles.




                                     /s/ KPMG LLC

                                     KPMG LLP



Denver, Colorado
September 3, 2004

AMBER RESOURCES COMPANY OF COLORADO
BALANCE SHEETS
June 30, 2004 and 2003
-----------------------------------------------------------------------------

                                                         2004         2003
                                                      ---------   ----------
ASSETS

Current Assets:
     Cash                                             $      579  $      867
                                                       ---------   ---------
          Total current assets                               579         867
                                                       ---------   ---------
Property and Equipment:
     Oil and gas properties, at cost (using
       the successful efforts method
       of accounting):
     Undeveloped offshore California properties        5,006,560   5,006,560
                                                      ----------  ----------
                                                       5,007,139   5,007,427
                                                      ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:                                                   -           -
                                                      ----------  ----------
Stockholders' Equity:
     Preferred stock, $.10 par value;
       authorized 5,000,000 shares of Class A
       convertible preferred stock, none issued                            -
     Common stock, $.0625 par value;
       authorized 25,000,000 shares, issued
       4,666,185 shares at June 30, 2004 and 2003        291,637     291,637
     Additional paid-in capital                        5,755,232   5,755,232
     Accumulated deficit                                (882,571)   (773,263)
     Advance to parent                                  (157,159)   (266,179)
                                                      ----------  ----------
     Total stockholders' equity                        5,007,139   5,007,427
                                                      ----------  ----------
Commitments
                                                      $5,007,139  $5,007,427
                                                      ==========  ==========










         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
Years Ended June 30, 2004, 2003 and 2002
-----------------------------------------------------------------------------

                                                        Years Ended June 30,
                                                 2004          2003           2002
                                               ---------     ---------     ---------
Revenue:
     Oil and gas sales                         $       -    $         -  $         -
     Gain on sale of oil and gas properties            -              -       73,960
                                               ---------     ----------   ----------
          Total revenue                                -              -       73,960

Operating expenses:
     Exploration expenses                          1,441              -       19,772
     General and administrative, including
      $100,000 in 2004, 2003 and 2002 to parent  107,867        128,936      108,810
                                               ---------     ----------   ----------
          Total operating expenses               109,308        128,936      128,582
                                               ---------     ----------   ----------

          Loss from Operations                  (109,308)      (128,936)     (54,622)

        Other Income:
          Other income                                 -              2        7,857
                                               ---------     ----------   ----------
          Net Loss                              (109,308)      (128,934)     (46,765)

     Accumulated deficit at
          beginning of the year                 (773,263)      (644,329)    (597,564)
                                               ---------     ----------   ----------
     Accumulated deficit at
          end of the year                     $ (882,571)    $ (773,263)  $ (644,329)
                                              ==========     ==========   ==========

     Basic loss per share                     $    (0.02)    $    (0.03)  $    (0.01)
                                              ==========     ==========   ==========
     Weighted average number of common
          shares outstanding                   4,666,185      4,666,185    4,666,185
                                              ==========     ==========   ==========

     *loss per share is less than $0.01












          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2004, 2003 and 2002
-----------------------------------------------------------------------------


                                                        Years Ended June 30,
                                               2004           2003            2002
                                             ---------      ---------       ---------
Cash flows from operating activities:
   Net loss                                 $ (109,308)    $ (128,934)     $  (46,765)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Gain on sale of oil and gas properties                                  (73,960)
   Net changes in operating assets and
      operating liabilities:
   Increase trade accounts receivable                -              -           7,855
   Decrease in accounts payable trade                -         (2,912)        (13,620)
                                             ---------     ----------      ----------
Net cash provided by operating activities     (109,308)      (131,846)       (126,490)
                                             ---------     ----------      ----------
Cash flows from investing activities-
   Additions to property and equipment, net          -           (284)              -
   Proceeds from sale of oil and gas properties      -              -         107,045
                                             ---------     ----------      ----------
Net Cash used in investing activities                -           (284)        107,045

Cash flows from financing activities-
   Changes in accounts receivable from and
     accounts payable to parent                109,020        132,316           5,135
                                             ---------      ---------      ----------
Net increase (decrease) in cash                   (288)           186         (14,311)
                                             ---------      ---------      ----------

Cash at beginning of period                        867            681          14,992
                                             ---------      ---------      ----------
Cash at end of period                        $     579      $     867      $      681
                                             ---------      ---------      ----------













         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Organization

     Amber Resources Company of Colorado, formerly Amber Resources Company ("the Company"), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. The Company owns interests in three undeveloped oil and gas properties in federal units offshore California, near Santa Barbara. As of June 30, 2004, Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. Additionally, during the year ended June 30, 2002 the Company sold its remaining producing reserves to Delta for $107,045, an amount equal to the properties net present value discounted at 10% as determined by third party independent engineers. These factors among others may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its remaining oil and gas properties. The Company believes that it could sell oil and gas properties or obtain additional financing. However, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

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

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on June 30, 2004 and 2003. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

(2)  Oil and Gas Properties, Continued

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

     On June 22, 2001, however, a Federal Court in the case of California v. Norton, et al. ruled that the MMS does not have the power to grant suspensions on the subject leases without first making a consistency determination under the Coastal Zone Management Act ("CZMA"), and ordered the MMS to set aside its approval of the suspensions of the Company's offshore leases and to direct suspensions for a time sufficient for the MMS to provide the State of California with the required consistency determination. No such consistency determination has as yet been made.

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

     Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at June 30, 2004 and June 30, 2003 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

(2)  Oil and Gas Properties, Continued

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Consolidated Financial Statements
June 30, 2004, 2003 and 2002
-----------------------------------------------------------------------------

(3)  Preferred Stock

     The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $0.10 per share. As of the years ended June 30, 2004 and 2003, no preferred stock was issued and outstanding.

(4)  Income Taxes

     At June 30, 2004, 2003 and 2002, the Company's significant deferred tax assets and liabilities are summarized as follows:

                                            2004        2003        2002
                                            ----        ----        ----
 Deferred tax assets:
    Net operating loss
    Carryforwards                        $503,000     $765,000     $841,000
                                         --------     --------     --------
    Gross deferred tax assets             503,000      765,000      841,000

    Less valuation allowance             (503,000)    (765,000)    (841,000)
                                         --------     --------     --------
                                                -            -            -
 Deferred tax liability:
    Oil and gas properties,
    principally due to differences
    in basis and depreciation and
    depletion                                    -           -             -
                                         ---------    --------     ---------
   Net deferred tax asset                $       -    $      -     $       -
                                         =========    ========     =========

     No income tax expense or benefit has been recorded for the years ended June 30, 2004, 2003 and 2002 since the deferred income taxes that would have otherwise been provided were offset by the change in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return. As Delta has a net operating loss carryforward and a valuation allowance for deferred tax assets, the consolidation for income tax purposes has no financial statement impact to the Company.

     At June 30, 2004, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $1,300,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2005 through 2010. If not utilized, approximately $360,000 of net operating losses will expire over the next five years.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

(5)  Related Party Transactions

     Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to the Company for the provision of services by Delta were $100,000 for the year ended June 30, 2004, 2003 and 2002. The Company had a non-interest bearing receivable from Delta of $157,159 and $266,179 recorded as a reduction in equity at June 30, 2004 and 2003, respectively.

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

(6)  Disclosures About Capitalized Costs, Costs Incurred and Major Customers

     Capitalized costs related to oil and gas producing activities are as follows:
                                     June 30,        June 30,
                                      2004            2003
                                   -----------     -----------
  Undeveloped offshore
     California properties         $ 5,006,560     $ 5,006,560
  Developed onshore
     domestic properties                     -               -
                                   -----------     -----------
                                     5,006,560       5,006,560
  Accumulated depreciation
     and depletion                           -               -
                                   -----------     -----------
                                   $ 5,006,560     $ 5,006,560
                                   ===========     ===========

     Costs incurred in oil and gas producing activities for the years ended June 30, 2004, 2003 and 2002 are as follows:

                                         2004        2003        2002
                                         ----        ----        ----
     Unproved property acquisition
       costs                           $     -      $   284     $     -
     Intangible drilling costs         $     -      $     -     $     -
     Exploration costs                 $ 1,441      $     -     $19,772

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years ended June 30, 2004, 2003 and 2002
-----------------------------------------------------------------------------

(6) Disclosures About Capitalized Costs, Costs Incurred and Major Customers (Continued)

     A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended June 30, 2004, 2003 and 2002 is as follows:

                                         2004      2003        2002
                                         ----      ----        ----
  Revenue:
    Oil and gas sales                 $     -    $      -    $     -
  Expenses:
   Lease operating                          -           -          -
   Depletion                                -           -          -
   Exploration                          1,441           -     19,772
                                       ------     -------    -------
  Results of operations of oil
  Gas producing activities            $(1,441)   $      -   $(19,772)
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

     As the Company had sold its producing properties at the beginning of fiscal year 2002, there were no 2004 and 2003 customers, but in 2001, sales to three major customers accounted for approximately 44%, 12% and 12% of oil and gas sales.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

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

     A summary of changes in estimated quantities of proved reserves for the years ended June 30, 2004, 2003 and 2002 are as follows:

                                                Onshore
                                         --------------------
                                             GAS         OIL
                                            (MCF)       (BBLS)
                                         ---------------------
     Balance at June 30, 2001              130,070       1,682

     Sales of Producing Properties        (130,070)     (1,682)
                                          --------      ------
     Balance at June 30, 2002                    -           -
                                          ========      ======

     Balance at June 30, 2003                    -           -
                                          ========      ======

     Balance at June 30, 2004                    -           -
                                          ========      ======


     Proved developed reserves:
       June 30, 2001                       130,070       1,682
       June 30, 2002                             -           -
       June 30, 2003                             -           -

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2004 and 2003
-----------------------------------------------------------------------------

(7)   Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

     Future net cash flows are computed using year-end prices and costs. The Company has no proved reserves at June 30, 2004, June 30, 2003 or June 30, 2002. As such, certain disclosures at June 30, 2004 and 2003 have been eliminated.

     The principal sources of changes in the standardized measure of discounted net cash flows during the year ended June 30, 2003, 2002 and 2001 are as follows:

                                                 2004        2003          2002
                                                 ----        ----          ----
S>

Beginning of year                              $      -    $       -    $ 107,044
 Sales of oil and gas produced during the
   period, net of production costs                    -            -            -
 Net change in prices and production costs            -            -            -
 Changes in estimated future development costs        -            -            -
 Revisions of previous quantity estimates,
   estimated timing of development and other          -            -            -
 Sale of reserves in place                            -            -     (107,044)

 Accretion of discount                                -            -            -
                                               --------    ---------    ---------
 End of year                                   $      -    $       -    $       -
                                               ========    =========    =========

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 22nd day of September, 2004

                                  AMBER RESOURCES COMPANY OF COLORADO


                                  By:/s/ Roger A. Parker
                                     ----------------------------------------
                                     Roger A. Parker, Chief Executive Officer


                                  By:/s/ Kevin K. Nanke
                                     ---------------------------------------
                                     Kevin K. Nanke, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature and Title                                  Date



/s/ Aleron H. Larson, Jr.                      September 22, 2004
-------------------------------
Aleron H. Larson, Jr., Director


/s/ Roger A. Parker                            September 22, 2004
-------------------------------
Roger A. Parker, Director


/s/ Jerrie F. Eckelberger                      September 22, 2004
-------------------------------
Jerrie F. Eckelberger, Director