Form 10-Q
period 2004-09-30
AMBER RESOURCES CO OF COLORADO
filed 2004-11-15
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO
     __________



                         Commission file number 0-8874



                      Amber Resources Company of Colorado
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                               84-0750506
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                         475 17th Street, Suite 1400
                      Denver, Colorado           80202
                --------------------------------------------
                (Address of principal             (Zip Code)
                 executive offices)

                                (303)293-9133
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 8, 2004.



                                     INDEX



PART I   FINANCIAL INFORMATION                                    PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets - September 30, (unaudited) and
         June 30, 2004 ............................................  3

         Statements of Operations and Accumulated Deficit
         for the Three Months Ended September 30, 2004
         and 2003 (unaudited) .....................................  4

         Statements of Cash Flows for the Three Months Ended
         September 30, 2004 and 2003 (unaudited) ..................  5

         Notes to Financial Statements (unaudited) ................  6

ITEM 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operation ...................... 10

ITEM 3.  Quantitative and Qualitative Disclosures About
         Market Risk .............................................. 11

ITEM 4.  Controls and Procedures .................................. 11

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings ........................................ 12
ITEM 2.  Unregistered Sales of Equity Securities and
          Use of Proceeds ......................................... 12
ITEM 3.  Defaults upon Senior Securities .......................... 12
ITEM 4.  Submission of Matters to a Vote of Security Holders ...... 12
ITEM 5.  Other Information ........................................ 12
ITEM 6.  Exhibits ................................................. 13

SIGNATURES ........................................................ 14




The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
BALANCE SHEETS
_____________________________________________________________________________

                                                  September 30,    June 30,
                                                     2004            2004
                                                  -------------   ----------

                     ASSETS

Current Assets:
  Cash                                             $      469     $      579
                                                   ----------     ----------
     Total current assets                                 469            579
                                                   ----------     ----------

Undeveloped offshore California properties
 (Successful efforts method of accounting)          5,006,560      5,006,560
                                                   ----------     ----------
                                                   $5,007,029     $5,007,139
                                                   ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                $     -        $     -
                                                   ----------     ----------

     Total current liabilities                           -              -
                                                   ----------     ----------

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
   5,000,000 shares of Class A convertible
   preferred stock, none issued                          -              -
 Common stock, $.0625 par value; authorized
   25,000,000 shares, issued 4,666,185 shares
   at September 30, 2004 and 4,666,185
   at June 30, 2004                                   291,637        291,637
  Additional paid-in capital                        5,755,232      5,755,232
  Accumulated deficit                                (906,227)      (882,571)
  Advance to parent                                  (133,613)      (157,159)
                                                   ----------     ----------

     Total stockholders' equity                     5,007,029      5,007,139
                                                   ----------     ----------
                                                   $5,007,029     $5,007,139
                                                   ==========     ==========








See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
_____________________________________________________________________________

                                                      Three Months Ended
                                                         September 30,
                                                    2004            2003
                                                  ----------     ----------

Revenue                                           $     -        $     -

Operating expenses:
  Exploration                                         (1,504)         1,441
  General and administrative, including
    $25,000 in 2004 and 2003 to parent                25,159         25,409
                                                  ----------     ----------
     Total operating expenses                         23,656         26,850
                                                  ----------     ----------
     Net loss                                     $  (23,656)    $  (26,850)
                                                  ==========     ==========

  Accumulated deficit at beginning of the year      (882,571)      (773,264)

  Accumulated deficit at end of the period          (906,227)      (800,114)

  Basic loss per common share                     $     *        $     *
                                                  ==========     ==========

Weighted average number of common shares
 outstanding                                       4,666,185      4,666,185
                                                  ==========     ==========

*  less than $.01 per common share





















See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF CASH FLOWS
(Unaudited)
_____________________________________________________________________________

                                                      Three Months Ended
                                                         September 30,
                                                     2004           2003
                                                  ----------     ----------

Cash flows from operating activities -
 Net loss                                         $  (23,656)    $  (26,850)
                                                  ----------     ----------
Net cash used in operating activities                (23,656)       (26,850)
                                                  ----------     ----------
Net cash used in investing activities                   -              -
                                                  ----------     ----------

Cash flows from financing activities -
 Changes in advances to parent                        23,546         26,791
                                                  ----------     ----------

Net cash provided by financing activities             23,546         26,791
                                                  ----------     ----------
Net decrease in cash                                    (110)           (59)
                                                  ----------     ----------
Cash at beginning of period                              579            867
                                                  ----------     ----------
Cash at end of period                             $      469     $      808
                                                  ==========     ==========

























See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended September 30, 2004 and 2003 (Unaudited)
_____________________________________________________________________________

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's ("the Company") audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended June 30, 2004, previously filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves, oil and gas properties, contingencies and litigation. Actual results could differ from these estimates.

(2)  Summary of Significant Accounting Policies

     Property and Equipment

     The Company accounts for its natural gas and crude oil exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended September 30, 2004 and 2003 (Unaudited)
_____________________________________________________________________________

(2)  Summary of Significant Accounting Policies, Continued

     Property and Equipment, Continued

     Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved gas and oil properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss.

     Depreciation and depletion of capitalized acquisition, exploration and development costs is computed on the units-of-production method by individual fields as the related proved reserves are produced.

     Other property and equipment are recorded at cost or estimated fair value upon acquisition and depreciated using the straight-line method over their estimated useful lives.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

     Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized in accordance with SFAS No. 144 are permanent and may not be restored in the future.

     For undeveloped properties, the need for an impairment reserve is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the costs of the undeveloped property are no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. As a result of such assessment, the Company recorded no impairment provision attributable to certain undeveloped properties for the three months ended September 30, 2004 and 2003.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended September 30, 2004 and 2003 (Unaudited)
_____________________________________________________________________________

(2)  Summary of Significant Accounting Policies, Continued

     Taxes

     No income tax expense or benefit has been recorded for the three months ended September 30, 2004 since the deferred income taxes that would have otherwise been provided were offset by the change in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return. As Delta has a net operating loss carryforward and a valuation allowance for deferred tax assets, the consolidation for income tax purposes has no financial statement impact to the Company.

(3)  Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of September 30, 2004, the Company had working capital of $469. This factor, among others, may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. The Company believes that proceeds from the sale of undeveloped properties, advances from our parent, Delta Petroleum Corporation ("Delta"), and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

(4)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on September 30, 2004 and June 30, 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at September 30, 2004 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended September 30, 2004 and 2003 (Unaudited)
_____________________________________________________________________________

(4)  Unproved Undeveloped Offshore California Properties

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

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our fiscal year ended June 30, 2003. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber," the "Company," "we," "us" and "our") was incorporated in January, 1978. On July 1, 2001, we sold all of our producing properties to our parent in an arm's length transaction. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara. We do not intend to acquire, explore or develop our oil and gas properties until we resolve our lawsuit with the U.S. Government discussed in Part II Item 1.

     Liquidity and Capital Resources

     At September 30, 2004, we had working capital of $469 compared to working capital of $579 at June 30, 2004.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both September 30, 2004 and June 30, 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss. We reported net losses of $23,656 and $26,850 for the three months ended September 30, 2004 and 2003.

     As we sold all of our producing properties to our parent on July 1, 2001, there was no revenue during the two three month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. During the three months ended September 30, 2004, exploration expenses were $(1,504) and $1,441 in the 2004 period. We received a credit relating to previous costs incurred on our offshore properties during the quarter ended September 30, 2004. General and administrative expenses were $25,409 and $25,134 for the periods ended September 30, 2004 and 2003, respectively. The majority of the expense in both periods is a management fee of $25,000 paid to our parent.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal Government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. Our claim for lease bonuses and rentals paid by us and our predecessors is in excess of $152 million. In addition, our claim for exploration costs and related expenses will also be substantial. In the event, however, that we receive any proceeds as the result of such litigation, we will be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties. Although the computation of the various amounts that we would be required to pay to landowners and other owners of royalties and similar interests is dependent upon facts and circumstances that are not yet known, it is possible that they may be as much as twenty percent of any proceeds that we might ultimately obtain.

     The Federal Government has not yet filed an answer in this proceeding pending its motion to dismiss the lawsuit, which motion has not yet been heard by the court.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS.

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

                              AMBER RESOURCES COMPANY OF COLORADO
                              (Registrant)



Date: November 15, 2004       By: /s/ Roger A. Parker
                                  Roger A. Parker
                                  President and Chief Executive Officer



                              By: /s/ Kevin K. Nanke
                                  Kevin K. Nanke, Chief Financial
                                  Officer and Treasurer