Form 10-Q
period 2004-12-31
AMBER RESOURCES CO OF COLORADO
filed 2005-02-14
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

                          370 17th Street, Suite 4300
                             Denver, Colorado 80202
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (303) 293-9133
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                            Amber Resources Company
                 ---------------------------------------------
                 Former Address:  475 17th Street, Suite 1400
                                  Denver, CO  80202

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

4,666,185 shares of common stock $.0625 par value were outstanding as of February 11, 2005.








                                    INDEX


PART I  - FINANCIAL INFORMATION                                  PAGE NO.

ITEM 1.   Financial Statements

          Balance Sheets

            December 31, 2004 (unaudited) and June 30, 2004 .......  3

            Statements of Operations and
            Accumulated Deficit for the Three Months
            Ended December 31, 2004 and 2003 (unaudited) ..........  4

            Statements of Operations and
            Accumulated Deficit for the Six Months
            Ended December 31, 2004 and 2003 (unaudited)...........  5

            Statements of Cash Flows for the Six Months
            Ended December 31, 2004 and 2003 (unaudited) ..........  6

            Notes to Financial Statements (unaudited) .............  7

ITEM 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operation .....................  9

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk ............................................. 10

ITEM 4.   Controls and Procedures ................................. 10

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings ....................................... 11

ITEM 2.   Unregistered Sales of Equity Securities and Use
          of Proceeds ............................................. 11

ITEM 3.   Defaults upon Senior Securities ......................... 11

ITEM 4.   Submission of Matters to a Vote of Security Holders ..... 11

ITEM 5.   Other Information ....................................... 11

ITEM 6.   Exhibits ................................................ 11

          Signatures .............................................. 13


The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
BALANCE SHEETS
----------------------------------------------------------------------------


                                                December 31,     June 30,
                                                   2004            2004
                                                -----------     -----------
                                    ASSETS
Current Assets:
  Cash                                           $      410     $       579
                                                -----------     -----------
     Total current assets                               410             579
                                                -----------     -----------
Undeveloped offshore California properties        5,006,560       5,006,560
                                                -----------     -----------
                                                $ 5,006,970     $ 5,007,139
                                                ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $         -     $         -
                                                -----------     -----------
     Total current liabilities                            -               -
                                                -----------     -----------

Stockholders' Equity:
  Preferred stock, $.10 par value; authorized
   5,000,000 shares of Class A convertible
   preferred stock, none issued                           -              -
  Common stock, $.0625 par value; authorized
   25,000,000 shares, issued 4,666,185 shares
   at December 31, 2004 and 4,666,185 at
   June 30, 2004                                    291,637         291,637
  Additional paid-in capital                      5,755,232       5,755,232
  Accumulated deficit                              (934,366)       (882,571)
  Advance to parent                                (105,533)       (157,159)
                                                -----------     -----------
     Total stockholders' equity                   5,006,970       5,007,139
                                                -----------     -----------
Commitments                                     $ 5,006,970     $ 5,007,139
                                                ===========     ===========









        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                    Three Months Ended
                                                        December 31,
                                                   2004             2003
                                                -----------     -----------
Revenue:                                        $         -     $         -
                                                -----------     -----------
     Total revenue                                        -               -

Operating expenses:
  Exploration expenses                                    -               8
  General and administrative, including
    $25,000 in 2004 and 2003 to parent               28,140          25,059
                                                -----------     -----------
     Total operating expenses                        28,140          25,067
                                                -----------     -----------
     Net loss                                       (28,140)        (25,067)


Accumuulated deficit at beginning of
 the period                                     $  (906,226)       (800,114)
                                                ===========     ===========

Accumulated deficit at end of the period           (934,366)       (825,181)
                                                ===========     ===========

Basic loss per common share                     $     (0.01)    $     (0.01)
                                                ===========     ===========

Weighted average number of common
 shares outstanding                               4,666,185       4,666,185
                                                ===========     ===========


















         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                      Six Months Ended
                                                        December 31,
                                                   2004            2003
                                                -----------     -----------

Revenue:                                        $         -     $         -
                                                -----------     -----------
     Total revenue                                        -               -

Operating expenses:
  Exploration expenses                               (1,504)          1,449
  General and administrative, including
   $50,000 in 2004 and 2003 to parent                53,299          50,469
                                                -----------     -----------
     Total operating expenses                        51,795          51,918
                                                -----------     -----------
     Net loss                                       (51,795)        (51,918)

Accumulated deficit at beginning of
 the year                                          (882,571)       (773,263)
                                                -----------     -----------

Accumulated deficit at end of the period        $  (934,366)    $  (825,181)
                                                ===========     ===========

Basic loss per common share                     $     (0.01)    $     (0.01)
                                                ===========     ===========

Weighted average number of common
 shares outstanding                               4,666,185       4,666,185
                                                ===========     ===========

















         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                     Six Months Ended
                                                        December 31,
                                                   2004             2003
                                                -----------     -----------

Cash flows from operating activities:
  Net loss                                      $   (51,795)    $   (51,918)

  Net changes in operating assets and
   operating liabilities                                  -               -
                                                -----------     -----------

Net cash used in operating activities               (51,795)        (51,918)
                                                -----------     -----------

Net cash used in investing activities                     -               -

Cash flows from financing activities:
  Changes in accounts receivable from and
    accounts payable to parent                       51,626         (51,799)
                                                -----------     -----------

Net decrease in cash                                   (169)           (119)
                                                -----------     -----------

Cash at beginning of period                             579             867
                                                -----------     -----------

Cash at end of period                           $       410     $       748
                                                ===========     ===========


















         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements for the Six Months Ended
December 31, 2004 and 2003 (Unaudited)
-----------------------------------------------------------------------------

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

     Liquidity and Ownership

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of December 31, 2004, the Company had working capital of $410. This factor, among others, may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. Currently, the Company is 91.68% owned by Delta Petroleum Corporation (Delta) and depends on Delta to fund its operations. The Company believes that proceeds from the sale of undeveloped properties, advances from Delta and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements for the Six Months Ended
December 31, 2004 and 2003 (Unaudited)
-----------------------------------------------------------------------------

(2)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on December 31, 2004 and June 30, 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at December 31, 2004 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government is required to make a consistency determination relating to our 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur. On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. See disclosure in Item 1 of Part II.

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

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our fiscal year ended June 30, 2004. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber," "the Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources.

     At December 31, 2004, we had working capital of $410 compared to working capital of $579 at June 30, 2004.

     We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our existing properties.

     We believe that proceeds from the sale of properties, the repayment of advances from Delta and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both December 31, 2004 and June 30, 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net losses were $28,140 and $25,068 for the three months ended December 31, 2004 and 2003. We reported net losses of $51,795 and $51,918 for the six months ended December 31, 2004 and 2003.

     As we sold all of our producing properties to Delta on July 1, 2001, there was no revenue during the two six month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. For the three month periods ended December 31, 2004 and 2003, exploration expenses were zero and $8 respectively. During the six months ended December 31, 2004, exploration expenses were $(1,504) and $1,449 in the 2003 period. For the three month periods ended December 31, 2004 and 2003, general and administrative expenses were $28,140 and $25,060 and for the six month periods ended December 31, 2004 and 2003 general and administrative expenses were $53,299 and $50,469. The majority of the expense in all periods is a management fee paid to our parent of $25,000 per quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of December 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                              AMBER RESOURCES COMPANY OF COLORADO
                              (Registrant)



Date: February 14, 2005       By: /s/ Roger A. Parker
                                  Roger A. Parker
                                  President and Chief Executive Officer



                              By: /s/ Kevin K. Nanke
                                  Kevin K. Nanke, Chief Financial
                                  Officer and Treasurer