Form 10-Q
period 2005-03-31
AMBER RESOURCES CO OF COLORADO
filed 2005-05-10
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 9, 2005.












                                    INDEX


PART I - FINANCIAL INFORMATION                                  PAGE NO.

ITEM 1.   Financial Statements

          Balance Sheets

            March 31, 2005 and June 30, 2004 ......................  3

            Statements of Operations and
            Accumulated Deficit for the Three Months
            Ended March 31, 2005 and 2004 (unaudited) .............  4

            Statements of Operations and
            Accumulated Deficit for the Nine Months
            Ended March 31, 2005 and 2004 (unaudited)..............  5

            Statements of Cash Flows for the Nine Months
            Ended March 31, 2005 and 2004 (unaudited) .............  6

            Notes to Financial Statements (unaudited) .............  7

ITEM 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operation .....................  9

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

AMBER RESOURCES COMPANY OF COLORADO
BALANCE SHEETS
----------------------------------------------------------------------------


                                                 March 31,        June 30,
                                                   2005             2004
                                                -----------     -----------
                                    ASSETS
Current Assets:
  Cash                                           $      351     $       579
                                                -----------     -----------
     Total current assets                               351             579
                                                -----------     -----------
Undeveloped offshore California properties        5,006,560       5,006,560
                                                -----------     -----------
                                                $ 5,006,911     $ 5,007,139
                                                ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $         -     $         -
                                                -----------     -----------
     Total current liabilities                            -               -
                                                -----------     -----------

Stockholders' Equity:
  Preferred stock, $.10 par value; authorized
   5,000,000 shares of Class A convertible
   preferred stock, none issued                           -              -
  Common stock, $.0625 par value; authorized
   25,000,000 shares, issued 4,666,185 shares
   at March 31, 2005 and 4,666,185 at
   June 30, 2004                                    291,637         291,637
  Additional paid-in capital                      5,755,232       5,755,232
  Accumulated deficit                              (964,589)       (882,571)
  Advance to parent                                 (75,369)       (157,159)
                                                -----------     -----------
     Total stockholders' equity                   5,006,911       5,007,139
                                                -----------     -----------
Commitments                                     $ 5,006,911     $ 5,007,139
                                                ===========     ===========










        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                    Three Months Ended
                                                        March  31,
                                                   2005             2004
                                                -----------     -----------
Revenue:                                        $         -     $         -
                                                -----------     -----------
     Total revenue                                        -               -

Operating expenses:
  Exploration expenses                                    -               -
  General and administrative, including
    $25,000 in 2005 and 2004 to parent               30,224          30,862
                                                -----------     -----------
     Total operating expenses                        30,224          30,862
                                                -----------     -----------
     Net loss                                       (30,224)        (30,862)

  Accumulated deficit at beginning of
   the period                                      (934,366)       (825,180)
                                                -----------     -----------

  Accumulated deficit at end of the period      $  (964,590)    $  (856,042)
                                                ===========     ===========

Basic loss per common share                     $     (0.01)    $     (0.01)
                                                ===========     ===========

  Weighted average number of common
   shares outstanding                             4,666,185       4,666,185
                                                ===========     ===========


















         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                      Nine Months Ended
                                                           March 31,
                                                   2005            2004
                                                -----------     -----------

Revenue:                                        $         -     $         -
                                                -----------     -----------
     Total revenue                                        -               -

Operating expenses:
  Exploration expenses                               (1,504)          1,448
  General and administrative, including
   $75,000 in 2005 and 2004 to parent                83,523          81,331
                                                -----------     -----------
     Total operating expenses                        82,019          82,779
                                                -----------     -----------
     Net loss                                       (82,019)        (82,779)

  Accumulated deficit at beginning of
   the year                                        (882,571)       (773,263)

  Accumulated deficit at end of the period      $  (964,590)    $  (856,042)
                                                ===========     ===========

  Basic loss per common share                   $     (0.02)    $     (0.02)
                                                ===========     ===========

  Weighted average number of common
   shares outstanding                             4,666,185       4,666,185
                                                ===========     ===========


















         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                     Nine Months Ended
                                                        March 31,
                                                   2005             2004
                                                -----------     -----------

Cash flows from operating activities:
  Net loss                                      $   (82,019)    $   (82,779)

  Net changes in operating assets and
   operating liabilities                                  -               -
                                                -----------     -----------

Net cash used in operating activities               (82,019)        (82,779)
                                                -----------     -----------

Net cash used in investing activities                     -               -

Cash flows from financing activities:
  Changes in accounts receivable from and
    accounts payable to parent                       81,791          82,595
                                                -----------     -----------

Net decrease in cash                                   (228)           (184)
                                                -----------     -----------

Cash at beginning of period                             579             867
                                                -----------     -----------

Cash at end of period                           $       351     $       683
                                                ===========     ===========


















         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements for the Nine Months Ended
March 31, 2005 and 2004 (Unaudited)
-----------------------------------------------------------------------------

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

     Liquidity and Ownership

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2005, the Company had working capital of $351. This factor, among others, may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. Currently, the Company is 91.68% owned by Delta Petroleum Corporation (Delta) and depends on Delta to fund its operations. The Company believes that proceeds from the sale of undeveloped properties, advances from Delta and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements for the Nine Months Ended
March 31, 2005 and 2004 (Unaudited)
-----------------------------------------------------------------------------

(2)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from 2.49% to 75% in five unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $10.1 million, at March 31, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

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

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our fiscal year ended June 30, 2004. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber," "the Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources.

     At March 31, 2005, we had working capital of $351 compared to working capital of $579 at June 30, 2004.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both March 31, 2005 and June 30, 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net losses were $30,224 and $30,862 for the three months ended March 31, 2005 and 2004 and $82,019 and $82,779 for the nine months ended March 31, 2005 and 2004.

     As we sold all of our producing properties to Delta on July 1, 2001, there was no revenue during the two nine month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. For the three month periods ended March 31, 2005 and 2004, exploration expenses were zero. During the nine months ended March 31, 2005, exploration expenses were $(1,504) and $1,448 in the 2004 period. For the three month periods ended March 31, 2005 and 2004, general and administrative expenses were $30,224 and $30,862 and for the nine month periods ended March 31, 2005 and 2004 general and administrative expenses were $83,523 and $81,331. The majority of the expense in all periods is a management fee paid to our parent of $25,000 per quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

     The Federal Government has not yet filed an answer in this proceeding pending its motion to dismiss the lawsuit, which motion has been heard but has not yet been ruled upon by the court. We have filed a motion for partial summary judgment which has been heard but has not yet been ruled upon by the court.

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

                              AMBER RESOURCES COMPANY OF COLORADO
                              (Registrant)



Date: May 10, 2005            By: /s/ Roger A. Parker
                                  Roger A. Parker
                                  President and Chief Executive Officer



                              By: /s/ Kevin K. Nanke
                                  Kevin K. Nanke, Chief Financial
                                  Officer and Treasurer