Form 10-K
period 2005-06-30
AMBER RESOURCES CO OF COLORADO
filed 2005-10-13
CIK 276750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended June 30, 2005
                                     or
[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period _____________________.

                          Commission File No. 0-8874

                     AMBER RESOURCES COMPANY OF COLORADO
                   (FORMERLY NAMED AMBER RESOURCES COMPANY)
            (Exact name of registrant as specified in its charter)

          Delaware                                   84-0750506
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 4300, 370 Seventeenth Street, Denver, Colorado          80202
----------------------------------------------------        ----------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (303) 293-9133

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                       Common Stock, $.0625 par value
                       ------------------------------
                              (Title of Class)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.  [X]

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  [ ]Yes   [X] No

Indicate by a check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act)  [ ]Yes   [X] No

The aggregate market value of the registrant's voting stock held by non-affiliates of the Company as of October 5, 2005 could not be determined because there is no established public trading market.



As of October 5, 2005, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.



                              TABLE OF CONTENTS


                                   PART I

                                                                         PAGE

ITEM 1.   DESCRIPTION OF BUSINESS ....................................     4
ITEM 2.   DESCRIPTION OF PROPERTIES...................................     8
ITEM 3.   LEGAL PROCEEDINGS ..........................................    14
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........    15

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ........................................    16
ITEM 6.   SELECTED FINANCIAL DATA ....................................    16
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ..................................    17
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..    20
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................    20
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .....................    20
ITEM 9A.  CONTROLS AND PROCEDURES.....................................    21

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........    22
ITEM 11.  EXECUTIVE COMPENSATION .....................................    23
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .............................................    23
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............    24
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES .....................    24

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K ................................................    25

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS

     GENERAL. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about us. These statements may include projections and estimates concerning the timing and success of specific projects and our future (1) income, (2) oil and gas production, and (3) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. Sometimes we will specifically describe a statement as being a forward-looking statement. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

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

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development.

     Amber Resources Company of Colorado, formerly named "Amber Resources Company" ("Amber," "the Company," "we" or "us"), is engaged in the exploration, development and production of oil and gas properties. Our business is conducted onshore in the continental United States and in the U.S. coastal waters offshore California. As of June 30, 2005, our principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California. There continue to be uncertainties as to the timing of the development of our offshore properties. (See "Description of Properties," Item 2 herein.)

     On September 27, 2005, our Board of Directors made a decision to change our fiscal year end to December 31.

     In June 2003, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

     We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 4300, 370 17th Street, Denver, Colorado 80202.
As of June 30, 2005, Delta Petroleum Corporation, a Colorado corporation ("Delta"), owned 4,277,977 shares (91.68%) of our outstanding common stock.
We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

     At June 30, 2005, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

     (b)  Business of Issuer.

     During the year ended June 30, 2005, we were engaged in only one industry, namely the acquisition, exploration and development of oil and gas properties and related business activities. Our oil and gas operations now are comprised solely of the development of our offshore interests in undeveloped offshore Federal leases and units near Santa Barbara, California.
 We have no production and no proved reserves.

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

     (4) Competitive Business Conditions. Oil and gas exploration and development of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major oil companies and other independent operators, which are more experienced and which have greater financial resources. We do not hold a significant competitive position in the oil and gas industry.

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

     Environmental Regulation
     ------------------------

     Together with other companies in the industry in which we participate, we are subject to numerous federal, state, and local environmental laws and regulations concerning our oil and gas operations, products and other activities. In particular, these laws and regulations require the acquisition of permits, restrict the type, quantities, and concentration of various substances that can be released into the environment, limit or prohibit activities on certain lands lying within wilderness, wetlands and other protected areas, regulate the generation, handling, storage, transportation, disposal and treatment of waste materials and impose criminal or civil liabilities for pollution resulting from oil, natural gas and petrochemical operations.

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

     (11) Environmental Protection. Because we are engaged in the business of acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that such expenditures will be material during the next year.

     (12)  Employees.  We have no full time employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

     (a)  Office Facilities

     We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

     (b)  Oil and Gas Properties

     We own interests in undeveloped offshore Federal leases and units located near Santa Barbara, California. We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during fiscal 2003 through 2005. No reserve estimates were prepared for the past three years as all remaining leases are undeveloped.

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

     We are not the designated operator of any of these properties but are an active participant in the ongoing activities of each property along with the designated operator and other interest owners. If the designated operator elected not to or was unable to continue as the operator, the other property interest owners would have the right to designate a new operator as well as share in additional property returns prior to the replaced operator being able to receive returns. Based on our size, it would be difficult for us to proceed with exploration and development plans should other substantial interest owners elect not to proceed. However, to the best of our knowledge, we believe the designated operators and other major property interest owners intend to proceed with exploration and development plans under the terms and conditions of the operating agreement.

     Even though we are not the designated operator of the properties and regulatory approvals have not been obtained, we believe exploration and development activities on these properties will occur and we and our parent are committed to expending funds attributable to our interests in order to proceed with obtaining the approvals for the exploration and development activities.

     Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, we believe the fair value of our property interests are in excess of their carrying value at June 30, 2005 and June 30, 2004 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     The forty undeveloped leases are located in the Offshore Santa Maria Basin off the coast of Santa Barbara and San Luis Obispo counties, and in the Santa Barbara Channel off Santa Barbara and Ventura counties. The ownership rights in each of these properties have been retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. Federal Government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties continue to be maintained. The issuance of the suspension notices has been necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

     On June 22, 2001, however, a Federal Court in the case of California v. Norton, et al. ruled that the MMS does not have the power to grant suspensions on the subject leases without first making a consistency determination under the Coastal Zone Management Act ("CZMA"), and ordered the MMS to set aside its approval of the suspensions of our offshore leases and to direct suspensions for a time sufficient for the MMS to provide the State of California with the required consistency determination. The delays have prevented the property owners from submitting for approval an exploration plan on four of the properties. If and when plans are submitted for approval, they are subject to review for consistency with the CZMA, and by the MMS for other technical requirements.

     As the ruling in the Norton case currently stands, the United States has made a consistency determination under the CZMA in accordance with the Court's order and the leases are still valid. If the leases are found not to be valid for some reason in the future, it would appear that the leases would become impaired even though we would undoubtedly proceed with our litigation.

It is also possible that other events could occur that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

     None of these leases is currently impaired, but in the event that there is some future adverse ruling by the California Coastal Commission under the CZMA and we decide not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear our appeal of any such ruling or ultimately makes an adverse determination, it is likely that some or all of these leases would become impaired and written off at that time.

     On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of the forty undeveloped federal leases, some of which are part of our Offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the Norton case that a 1990 amendment to the CZMA required the federal government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued.

     The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

     The suit seeks compensation for the lease bonuses and rentals paid to the federal government, exploration costs and related expenses. In the event that we receive any proceeds as the result of such litigation, we will be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

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

     Gato Canyon Unit. We hold a 6.97% working interest, with capitalized costs of $3,170,886, in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit; three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including our federal leases and/or units).

     The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore. Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field is anticipated to be processed onshore at the existing Las Flores Canyon facility. Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline. Offshore pipeline distance to access the Las Flores site is approximately six miles. Our share of the estimated capital costs to develop the Gato Canyon field is approximately $20 million.

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

     The Lion Rock Unit is located in the Offshore Santa Maria Basin eight to ten miles from the coastline. Water depths range from 300 feet to 600 feet in the area of the field. It is anticipated that any oil and gas produced at Lion Rock would be processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility and would be transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocal Pipeline. Offshore pipeline distance will be eight to ten miles depending on the point of landfall.

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

     The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello field's Platform Hermosa. Water depths range from 1000 feet to 1800 feet in the area of the field. It is anticipated that the oil and gas produced from the Sword Field will likely be processed at the existing Gaviota consolidated facility and the oil would then be transported out of Santa Barbara County in the All American Pipeline. Access to the Gaviota plant is through Platform Hermosa and the existing Point Arguello Pipeline system. A pipeline proposed to be laid from a platform located in the northern area of the Sword field to Platform Hermosa would be approximately five miles in length. Our share of the estimated capital costs to develop the Sword field is approximately $7 million.

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

     (d)  Productive Wells and Acreage
          ----------------------------

     As of June 30, 2005 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut-in wells. Developed acreage consists of acres spaced or assignable to productive wells.

     (e)  Undeveloped Acreage
          -------------------

     At June 30, 2005, we held undeveloped acreage by state as set forth below:

                                        Undeveloped Acres (1)
            Location                     Gross           Net
            --------                     -----           ---

            California (1)               22,340          811

   (1)  Consists of Federal leases offshore near Santa Barbara, California.

     (f)  Drilling Activities
          -------------------

     During the year ended June 30, 2005, we did not participate in any drilling activities.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market or Markets
          -----------------

     We currently have, and have had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during 2005 and 2004 have not been available.

     (b)  Approximate Number of Holders of Common Stock
          ---------------------------------------------

      The number of holders of record of our securities at October 5, 2005 was approximately 1,000.

     (c)  Dividends
          ---------

     We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

     (d)  Changes in Securities
          ---------------------

     During the quarter ended June 30, 2005, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

                                               Fiscal Years Ended June 30,
                             --------------------------------------------------------------------------------
                                2005             2004            2003              2002            2001
                                ----             ----            ----              ----            ----


Total Revenues               $        -      $        -      $        -        $   73,960        $  119,405
Income/(Loss) from
 Operations                  $ (110,240)     $ (109,308)     $ (128,936)       $  (54,622)       $  (42,648)
Income/(Loss)
 Per Share                   $    (0.02)     $    (0.02)     $    (0.03)       $    (0.01)       $        *
Total Assets                 $5,006,560      $5,007,139      $5,007,427        $5,006,957        $5,062,208
Total Liabilities            $        -      $        -      $        -        $    2,912        $   16,532
Stockholders' Equity         $5,006,650      $5,007,139      $5,007,427        $5,004,045        $5,045,676
Total Long Term Debt         $        -      $        -      $        -        $        -        $        -
____________________
* Less than $0.01 per share.

                                       16


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     Liquidity and Capital Resources
     -------------------------------

     At June 30, 2005 and 2004, we essentially had no working capital. The cash used in operating activities of $110,240 during fiscal 2005 remained consistent with fiscal 2004. The lack of cash flow from operations may inhibit the Company from meeting its obligations in a timely manner unless additional financing or the sale of properties occurs. However, the Company has a receivable of $47,498 at June 30, 2005 from Delta. If necessary, Delta may repay its obligation to the Company to meet Amber's operating needs and obligations for costs incurred relating to our offshore undeveloped California properties.

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

     Results of Operations - Fiscal 2005 Versus 2004
     -----------------------------------------------

     Net Income. Our net losses for the years ended June 30, 2005 and 2004 were $110,240 and $109,308, respectively.

     As all of our producing properties were sold on July 1, 2001 there were no revenues, production volumes, lease operating expenses or depletion in the years ended June 30, 2005 and June 30, 2004.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $235 and $1,441 for the years ended June 30, 2005 and 2004, respectively.

     General and Administrative Expenses. General and administrative expense for the year ended June 30, 2005 was $110,005 compared to $107,867 for the year ended June 30, 2004.

     Results of Operations - Fiscal 2004 Versus 2003
     -----------------------------------------------

     Net Income. Our net losses for the years ended June 30, 2004 and 2003 were $109,308 and $128,936, respectively.

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

     General and Administrative Expenses. General and administrative expense for the year ended June 30, 2005 was $107,867 compared to $128,936 for the year ended June 30, 2003. The decrease in general and administrative expense was due to additional incorporation fees incurred during fiscal 2003.

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

     The application of the successful efforts method of accounting requires managerial judgment to determine that proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of gas and oil leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

     Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we did not record an impairment during the years ended June 30, 2005, 2004 or 2003.

Recently Issued Accounting Standards and Pronouncements
-------------------------------------------------------

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

     In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123(R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us will be the first quarter of fiscal 2006. We are currently evaluating the effect of adopting FAS 123(R) on our financial position and results of operations, and we have not yet determined whether the adoption of FAS 123(R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS 123.

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

     With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended June 30, 2005. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     Changes in Internal Controls
     ----------------------------

     There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of our disclosure controls and procedures utilized to compile information included in this filing.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our executive officers and directors is set forth below:

        Name             Age          Positions           Period of Service
----------------------   ---   -----------------------    -------------------

Aleron H. Larson, Jr.     60   Chairman of the Board,     May 1987 to Present
                               Secretary, and a Director

Roger A. Parker           43   President, Chief           May 1987 to Present
                               Executive Officer and
                               a Director

Jerrie F. Eckelberger     61   Director                   September 1996
                                                          to Present

Kevin K. Nanke            40   Treasurer and Chief        December 1999
                               Financial Officer          to Present

     The following is biographical information as to the business experience of each of our current officers and directors.

     Roger A. Parker has served as the President, Chief Executive Officer and a Director of both Amber and Delta since May of 1987, and as the Chief Executive Officer of both corporations since April of 2002. Since April 1, 2005 he has also served as a Director of DHS Drilling Company, which is an affiliate of Delta. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and is a board member of the Independent Producers Association of the Mountain States (IPAMS). He also serves on other boards, including Community Banks of Colorado.

     Jerrie F. Eckelberger is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the Eighteenth Judicial District Attorney's Office in Colorado. From 1975 to present, Mr. Eckelberger has been engaged in the private practice of law and is presently a member of the law firm of Eckelberger & Jackson, LLC. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. Since March, 1996, Mr. Eckelberger has engaged in the investment and development of Colorado real estate through several private companies in which he is a principal.

     Aleron H. Larson, Jr. has operated as an independent in the oil and gas industry individually and through public and private ventures since 1978. Mr. Larson serves as our Chairman of the Board, Secretary and a Director, and as a Director and Secretary of Delta. Mr. Larson practiced law in Breckenridge, Colorado from 1971 until 1974. During this time he was a member of a law firm, Larson & Batchellor, engaged primarily in real estate law, land use litigation, land planning and municipal law. In 1974, he formed Larson & Larson, P.C., and was engaged primarily in areas of law relating to securities, real estate, and oil and gas until 1978. Mr. Larson received a Bachelor of Arts degree in Business Administration from the University of Texas at El Paso in 1967 and a Juris Doctor degree from the University of Colorado in 1970.

     Kevin K. Nanke has served as the Treasurer and Chief Financial Officer of both Amber and Delta since April, 1995. Since April 1, 2005 he has also served as Chief Financial Officer, Treasurer and Director of DHS Drilling Company, which is an affiliate of Delta. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with us, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society.

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

ITEM 11.  EXECUTIVE COMPENSATION

     No officer or director received compensation directly from us during the years ended June 30, 2005, 2004 and 2003. Messrs. Larson, Parker, Nanke, Chairman, President and Chief Financial Officer, respectively, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) & (b) Security Holdings of Management and Persons Controlling more than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of            Amount & Nature of
Beneficial Owners              Beneficial Ownership     Percent of Class
-------------------            --------------------     ----------------

Delta Petroleum Corporation       4,277,977 (1)             91.68% (1)
370 17th Street, Suite 4300


Denver, Colorado 80202

Roger A. Parker                   4,277,977 (1)             91.68% (1)
370 17th Street, Suite 4300
Denver, CO  80202

Aleron H. Larson, Jr.             4,277,977 (1)             91.68% (1)
25598 Foothills Drive North
Golden, CO  80401

Jerrie F. Eckelberger             4,277,977 (1)             91.68% (1)
7120 East Orchard Road
Englewood, CO 80111

Kevin K. Nanke                    4,277,977 (1)             91.68% (1)
370 17th Street, Suite 4300
Denver, Colorado 80202

Management as a Group (4 people)  4,277,977 (1)             91.68% (1)

-------------------------

(1) All shares are owned by Delta; Messrs. Larson, Parker, Nanke and Eckleberger are either officers, directors or shareholders of Delta.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement may be cancelled by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. This agreement replaces a previous agreement which allocated similar expenses based on our proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the years ended June 30, 2005, 2004 and 2003. We had receivables from Delta of $47,498 and $157,159 recorded as reductions in equity at June 30, 2005 and 2004, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the annual financial statements of the Company for the fiscal year ended June 30, 2005 and the review of the financial statements included in the Company's Forms 10-Q for such fiscal year were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. Certain Relationships and Related Transactions.)

     AUDIT RELATED FEES: None

     TAX FEES: None.

     ALL OTHER FEES: None.

                                 PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements
          --------------------

          Independent auditors' reports                               F-1

          Balance Sheets as of June 30, 2005 and 2004                 F-3

          Statements of Operations and Accumulated Deficit
          Years Ended June 30, 2005, 2004 and 2003                    F-4

          Statements of Cash Flows                                    F-5
          Years Ended June 30, 2005, 2004 and 2003

          Notes to Financial Statements                               F-6


(a)  (2)  Financial Statement Schedules
          -----------------------------

          None


(a)  (3)  Exhibits
          --------

      The Exhibits listed in the Index to Exhibits appearing at page 26 are filed as part of this report. Management contracts and compensatory plans required to be filed as exhibits are marked with an "*."

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

-------------------

  *  Management contracts and compensatory plans.

              Report of Independent Registered Public Accounting Firm



The Board of Directors
Amber Resources Company of Colorado:


We have audited the accompanying balance sheets of Amber Resources Company of Colorado, formerly named Amber Resources Company (the "Company"), a subsidiary of Delta Petroleum Corporation, as of June 30, 2005 and 2004 and the related statements of operations and accumulated deficit, and cash flows for each of the years in the three-year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.




                                     /s/ KPMG LLP
                                     KPMG LLP


Denver, Colorado
September 26, 2005

AMBER RESOURCES COMPANY OF COLORADO
BALANCE SHEETS
June 30, 2005 and 2004
-----------------------------------------------------------------------------

                                                         2005         2004
                                                      ---------   ----------
ASSETS

Current Assets:
     Cash                                             $        -  $      579
                                                       ---------   ---------
          Total current assets                               -         579
                                                       ---------   ---------
Property and Equipment:
     Oil and gas properties, at cost (using
       the successful efforts method
       of accounting):
     Undeveloped offshore California properties        5,006,560   5,006,560
                                                       ----------  ----------
                                                      $5,006,560  $5,007,139
                                                      ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:                                          $        -  $        -
                                                      ----------  ----------
Stockholders' Equity:
     Preferred stock, $.10 par value;
       authorized 5,000,000 shares of Class A
       convertible preferred stock, none issued                -
     Common stock, $.0625 par value;
       authorized 25,000,000 shares, issued
       4,666,185 shares at June 30, 2005 and 2004        291,637     291,637
     Additional paid in capital                        5,755,232   5,755,232
     Accumulated deficit                                (992,811)   (882,571)

     Advance to parent                                   (47,498)   (157,159)
                                                       ----------  ----------
     Total stockholders' equity                        5,006,560   5,007,139
                                                       ----------  ----------
Commitments
                                                      $5,006,560  $5,007,139
                                                      ==========  ==========








         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
Years Ended June 30, 2005, 2004 and 2003
-----------------------------------------------------------------------------


                                                 Years Ended June 30,
                                             2005        2004        2003
                                          ---------   ---------   ---------

Revenue:
  Oil and gas sales                       $       -   $       -   $       -
                                          ---------   ---------   ---------

     Total revenue                                -           -           -

Operating expenses:
  Exploration expenses                          235       1,441           -
  General and administrative, including
   $100,000 in 2005, 2004 and 2003 to
   parent                                   110,005     107,867     128,936
                                          ---------   ---------   ---------
     Total operating expenses               110,240     109,308     128,936
                                          ---------   ---------   ---------

     Loss from Operations                  (110,240)   (109,308)   (128,936)

       Other income                               -           -           2
                                          ---------   ---------   ---------

     Net Loss                              (110,240)   (109,308)   (128,934)

  Accumulated deficit at beginning
   of the year                             (882,571)   (773,263)   (644,329)
                                          ---------   ---------   ---------
  Accumulated deficit at end of the
   year                                   $(992,811)  $(882,571)  $(773,263)
                                          =========   =========   =========

  Basic loss per share                    $   (0.02)  $   (0.02)  $   (0.03)
                                          =========   =========   =========

  Weighted average number of common
   shares outstanding                     4,666,185   4,666,185   4,666,185
                                          =========   =========   =========






          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF CASH FLOWS
Years Ended June 30, 2005, 2004 and 2003
-----------------------------------------------------------------------------



                                                 Years Ended June 30,
                                             2005        2004        2003
                                          ---------   ---------   ---------

Cash flows from operating activities:
  Net loss                                $(110,240)  $(109,308)  $(128,934)

  Net changes in operating assets and
    operating liabilities:
     Decrease in accounts payable trade           -           -      (2,912)
                                          ---------   ---------   ---------
Net cash used in operating activities      (110,240)   (109,308)   (131,846)
                                          ---------   ---------   ---------

Cash flows from investing activities -
 Additions to property and equipment, net         -           -        (284)
                                          ---------   ---------   ---------
Net Cash used in investing activities             -           -        (284)

Cash flows from financing activities -
 Changes in accounts receivable from and
  accounts payable to parent                109,661     109 020     132,216
                                          ---------   ---------   ---------
Net increase (decrease) in cash                (579)       (288)        186
                                          ---------   ---------   ---------

Cash at beginning of period                     579         867         681
                                          ---------   ---------   ---------

Cash at end of period                     $       -   $     579   $     867
                                          =========   =========   =========














         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Organization

     Amber Resources Company of Colorado, formerly Amber Resources Company ("the Company"), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. The Company owns interests in three undeveloped oil and gas properties in federal units offshore California, near Santa Barbara. As of June 30, 2005 Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. Additionally, during the year ended June 30, 2002 the Company sold its remaining producing reserves to Delta. The Company's remaining properties are all undeveloped offshore California properties, the development of which is currently being delayed by litigation with the US Government. These factors among others may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its remaining oil and gas properties. The Company believes that it could sell oil and gas properties or obtain additional financing, if necessary. However, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies, Continued

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

     Impairment of Long Lived Assets

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2005 and 2004
----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies, Continued

Recently Issued Accounting Standards and Pronouncements

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error CorrectionsCa replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods= financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123(R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us will be the first quarter of fiscal 2006. The Company is currently evaluating the effect of adopting FAS 123(R) on its financial position and results of operations, and have not yet determined whether the adoption of FAS 123(R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS 123.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(2)  Oil and Gas Properties

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on June 30, 2005 and 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

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

     On June 22, 2001, however, a Federal Court in the case of California v. Norton, et al. ruled that the Minerals Management Services (MMS) does not have the power to grant suspensions on the subject leases without first making a consistency determination under the Coastal Zone Management Act ("CZMA"), and ordered the MMS to set aside its approval of the suspensions of the Company's offshore leases and to direct suspensions for a time sufficient for the MMS to provide the State of California with the required consistency determination. No such consistency determination has as yet been made.

     The ownership rights in each of these properties have been retained under various suspension notices issued by the MMS of the U.S. Federal Government whereby as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties continue to be maintained. The issuance of the suspension notices has been necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

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

     Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at June 30, 2005 and June 30, 2004 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

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

     As the ruling in the Norton case currently stands, the United States has been ordered to make a consistency determination under the CZMA, but the leases are still valid. If the leases are found not to be valid for some reason, or if the United States either does not comply with the order requiring it to make a consistency determination or finds that development is inconsistent with the CZMA, it would appear that the leases would become impaired even though we would undoubtedly proceed with our litigation. It is also possible that other events could occur that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Consolidated Financial Statements
June 30, 2005, 2004 and 2003
-----------------------------------------------------------------------------

(2)  Oil and Gas Properties, Continued

     On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their Offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the CZMA required the Government to make a consistency determination prior to granting lease suspension requests in 1999 constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

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

(3)  Preferred Stock

     The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $0.10 per share. As of the years ended June 30, 2005 and 2004, no preferred stock was issued and outstanding.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(4)  Income Taxes

     At June 30, 2005, 2004 and 2003, the Company's significant deferred tax assets and liabilities are summarized as follows:

                                          2005        2004        2003
                                          ----        ----        ----
 Deferred tax assets:
    Net operating loss
    Carryforwards                      $ 402,521   $ 503,000   $ 765,000
                                       ---------   ---------   ---------
    Gross deferred tax assets            402,521     503,000     765,000

    Less valuation allowance            (402,521)   (503,000)   (765,000)
                                       ---------   ---------   ---------
    Net deferred tax asset             $       -   $       -   $       -
                                       =========   =========   =========

     Delta accounts for income tax in accordance with the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS" 109) and includes Amber's attributes in calculating its tax calculations. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2005.

     At June 30, 2005, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $1,048,000. If not utilized, the tax net operating loss carryforwards will expire as follows:

                        Amount      Year of Expiration
                       --------     ------------------

                       $ 73,000           2006
                              -           2007
                         15,000           2008
                              -           2009
                        960,000           2010

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(5)  Related Party Transactions

     Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to the Company for the provision of services by Delta were $100,000 for the year ended June 30, 2005, 2004 and 2003. The Company had a non-interest bearing receivable from Delta of $47,498 and $157,159 recorded as a reduction in equity at June 30, 2005 and 2004, respectively.

(6)  Disclosures About Capitalized Costs, Costs Incurred and Major Customers

     Capitalized costs related to oil and gas producing activities are as follows:

                                    June 30,        June 30,
                                      2005            2004
                                   -----------     -----------
  Undeveloped offshore
   California properties           $ 5,006,560     $ 5,006,560
                                   ===========     ===========

     Costs incurred in oil and gas producing activities for the years ended June 30, 2005, 2004 and 2003 are as follows:

                                        2005       2004        2003
                                        ----       ----        ----
     Unproved property acquisition
       costs                           $    -     $   -      $  284
     Exploration costs                 $  235     $1,441     $    -

     A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended June 30, 2005, 2004 and 2003 is as follows:


                                        2005       2004        2003
                                        ----       ----        ----
  Revenue:
    Oil and gas sales                  $    -     $    -     $    -
  Expenses:
   Lease operating                          -          -          -
   Depletion                                -          -          -
   Exploration                            235      1,441          -
                                       ------     ------     ------
  Results of operations of oil
  Gas producing activities             $ (235)    $(1,441)   $    -
                                      =======    ========    =======

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years ended June 30, 2005, 2004 and 2003
-----------------------------------------------------------------------------

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

     The Company had sold its producing properties at the beginning of fiscal year 2002. There were no customers in 2005 and 2004.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(7)  Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

     (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in underlaid prospects; and (D)crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

     The Company sold all its producing properties to Delta on July 1, 2001. As such, no reserve estimates were prepared for the past three years.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 13th day of October, 2005

                                  AMBER RESOURCES COMPANY OF COLORADO


                                  By:/s/ Roger A. Parker
                                     ----------------------------------------
                                     Roger A. Parker, Chief Executive Officer


                                  By:/s/ Kevin K. Nanke
                                     ----------------------------------------
                                     Kevin K. Nanke, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Signature and Title                               Date
        -------------------                               ----


/s/ Aleron H. Larson, Jr.                            October 13, 2005
---------------------------------------
Aleron H. Larson, Jr., Director


/s/ Roger A. Parker                                  October 13, 2005
---------------------------------------
Roger A. Parker, Director


/s/ Jerrie F. Eckelberger                            October 13, 2005
---------------------------------------
Jerrie F. Eckelberger, Director