Form 10-Q
period 2005-09-30
AMBER RESOURCES CO OF COLORADO
filed 2005-11-21
CIK 276750

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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


            370 17th Street, Suite 4300
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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 8, 2005.










                                     INDEX

PART I.   FINANCIAL INFORMATION

                                                                   PAGE NO.
ITEM 1.   Financial Statements

          Balance Sheets - September 30 (unaudited) and
          June 30, 2005 ..........................................    3

          Statements of Operations and Accumulated Deficit
          for the Three Months Ended September 30, 2005
          and 2004 (unaudited) ...................................    4

          Statements of Cash Flows for the Three Months Ended
          September 30, 2005 and 2004 (unaudited) ................    5

          Notes to Financial Statements (unaudited) ..............    6

ITEM 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operation ....................    8

ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk ...................................................    9

ITEM 4.   Controls and Procedures ................................   10

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings ......................................   10
ITEM 2.   Changes in Securities ..................................   10
ITEM 3.   Defaults upon Senior Securities ........................   11
ITEM 4.   Submission of Matters to a Vote of Security Holders ....   11
ITEM 5.   Other Information ......................................   11
ITEM 6.   Exhibits and Reports on Form 8-K .......................   11

          Signatures .............................................   11


The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                  September 30,    June 30,
                                                      2005           2005
                                                  -------------   ----------
                                                         (Unaudited)
                                     ASSETS

Current Assets:
 Cash                                              $    -         $    -
                                                   ---------      ---------
     Total current assets                               -              -
                                                   ---------      ---------

Property and Equipment:
 Oil and gas properties, at cost (using the
 successful efforts method of accounting):
  Undeveloped offshore California properties        5,006,560      5,006,560
                                                   ----------     ----------
                                                   $5,006,560     $5,006,560
                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:                                       $     -         $    -
                                                   ---------      ---------

Commitments

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
  5,000,000 shares Of Class A convertible
  preferred stock, none issued                           -              -
 Common stock, $.0625 par value; authorized
  25,000,000 shares, issued 4,666,185 shares
  at September 30, 2005 and June 30, 2005             291,637        291,637
 Additional paid-in capital                         5,755,232      5,755,232
 Accumulated deficit                               (1,020,857)      (992,811)
 Advance to parent                                    (19,452)       (47,498)
                                                   ----------     ----------
     Total stockholders' equity                     5,006,560      5,006,560
                                                   ----------     ----------
                                                   $5,006,560     $5,006,560
                                                   ==========     ==========






See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
-----------------------------------------------------------------------------

                                                       Three Months Ended
                                                          September 30,
                                                       2005        2004
                                                   -----------   -----------
Revenue:
  Oil and gas sales                                $      -      $      -
                                                   -----------   -----------
     Total revenue                                        -             -

Operating expenses:
  Exploration expenses                                   1,222        (1,504)
  General and administrative, including $25,000
   in 2005 and 2004 to parent                           26,824        25,159
                                                   -----------   -----------
     Total operating expenses                           28,046        23,656
                                                   -----------   -----------

     Net loss                                          (28,046)      (23,656)

Accumulated deficit at beginning of the period        (992,811)     (882,571)
                                                   -----------   -----------

Accumulated deficit at end of the period           $(1,020,857)  $  (906,227)
                                                   ===========   ===========

Basic loss per common share                        $     (0.01)  $     (0.01)
                                                   ===========   ===========

Weighted average number of common shares
 outstanding                                         4,666,185     4,666,185
                                                   ===========   ===========








See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
STATEMENTS OF CASH FLOWS
(Unaudited)
-----------------------------------------------------------------------------

                                                     Three Months Ended
                                                        September 30,
                                                      2005          2004
                                                   -----------   -----------

Cash flows from operating activities:
 Net loss                                          $   (28,046)  $   (23,656)
                                                   -----------   -----------
Net cash used in operating activities                  (28,046)      (23,656)

Cash flows from financing activities:
 Net cash used in investing activities                    -             -

Cash flows from financing activities:
 Changes in advances to parent                          28,046        23,547
                                                   -----------   -----------
Net cash provided by financing activities               28,046        23,547

Net decrease in cash                                      -             (109)
                                                   -----------   -----------

Cash at beginning of period                               -              579
                                                   -----------   -----------

Cash at end of period                              $      -      $       469
                                                   ===========   ===========







See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended September 30, 2005 and 2004 (Unaudited)
-----------------------------------------------------------------------------

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's ("the Company") audited financial statements and notes thereto filed with the Company's most recent annual report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended June 30, 2005, previously filed with the Securities and Exchange Commission.

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of September 30, 2005, the Company had working capital of $0. This factor, among others, may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. Currently, the Company is 91.68% owned by Delta Petroleum Corporation (Delta) and depends on Delta to fund its operations. The Company believes that proceeds from the sale of undeveloped properties, advances from Delta and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year or longer.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended September 30, 2005 and 2004 (Unaudited)
-----------------------------------------------------------------------------

(2)  Unproved Undeveloped Offshore California Leases and Subsequent Event

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas leases with aggregate carrying values of $5,006,560 on September 30, 2005 and June 30, 2005. These leases are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these leases have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its leasehold interests are in excess of their carrying values at September 30, 2005 and that no impairment in the carrying values has occurred. Pursuant to a ruling in California v. Norton, later affirmed by the 9th Circuit Court of Appeals, the U.S. Government was required to make a consistency determination relating to the Company's 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. The U.S. Government then made such a determination, but it was later objected to by the State of California.

     On January 9, 2002, the Company and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's Offshore California properties. The suit seeks compensation for the lease bonuses and rentals paid to the federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals for all forty leases exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. In the event, however, that the Company receives any proceeds as the result of such litigation, it may be obligated to pay a portion of any amount received by it to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

     On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs' motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. The court's ruling also denied the United States' motion to dismiss and motion for summary judgment. The Company and its parent are among the twelve plaintiffs in the lawsuit. The United States Court of Federal Claims ruled that the federal government's imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.

     The Company and its parent are among the current lessees of the thirty six leases that are the subject of the ruling. The final ruling in the case will not be made until the Court addresses the plaintiffs' additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.

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

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our fiscal year ended June 30, 2005. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber," "the Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources.

     At September 30, 2005 and June 30, 2005, we had no working capital.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both September 30, 2005 and June 30, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss. We reported net losses of $28,046 and $23,656 for the three months ended September 30, 2005 and 2004.

     As we sold all of our producing properties to Delta on July 1, 2001, there was no revenue during the two three month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. During the three months ended September 30, 2005, exploration expenses were $1,222 and $(1,504) in the 2005 period. General and administrative expenses were $26,824 and $25,159 for the periods ended September 30, 2005 and 2004, respectively. The majority of the expense in both periods is a management fee of $25,000 paid to Delta.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of September 30, 2005, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On January 9, 2002, we and several other plaintiffs filed a lawsuit in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. Government has materially breached the terms of forty undeveloped federal leases, some of which are part of our Offshore California properties. The suit seeks compensation for the lease bonuses and rentals paid to the federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals for all forty leases exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. In the event, however, that we receive any proceeds as the result of such litigation, we may be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, and to pay expenses of litigation and to fulfill certain pre-existing contractual commitments to third parties.

     On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs' motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. The court's ruling also denied the United States' motion to dismiss and motion for summary judgment. We and our parent are among the twelve plaintiffs in the lawsuit. The United States Court of Federal Claims ruled that the federal government's imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.

     We and our parent are among the current lessees of the thirty six leases that are the subject of the ruling. The final ruling in the case will not be made until the Court addresses the plaintiffs' additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.

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

                                    AMBER RESOURCES COMPANY OF COLORADO
                                    (Registrant)



Date: November 21, 2005             By: /s/ Roger A. Parker
                                        Roger A. Parker
                                        President and Chief Executive Officer



                                    By: /s/ Kevin K. Nanke
                                        Kevin K. Nanke, Chief Financial
                                        Officer and Treasurer