Form 10-KT
period 2005-12-31
AMBER RESOURCES CO OF COLORADO
filed 2006-03-24
CIK 276750

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-K


[ ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.
                                    or
[x] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from July 1, 2005 to December 31, 2005.

                          Commission File No. 0-8874

                     AMBER RESOURCES COMPANY OF COLORADO
                   (FORMERLY NAMED AMBER RESOURCES COMPANY)
            (Exact name of registrant as specified in its charter)

          Delaware                                   84-0750506
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

370 17th Street, Suite 4300, Denver, Colorado                 80202
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (303) 293-9133

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0625 par value     (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]    No [X]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [ ]    No [X]

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of June 30, 2005 could not be determined because there is no established public trading market.

As of March 17, 2006, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.




                              TABLE OF CONTENTS

                                                                        PAGE
                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS ....................................     4
ITEM 1A.  RISK FACTORS................................................     9
ITEM 1B.  UNRESOLVED STAFF COMMENTS..................................     13
ITEM 2.   DESCRIPTION OF PROPERTIES...................................    13
ITEM 3.   LEGAL PROCEEDINGS ..........................................    19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........    20

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ........................................    21
ITEM 6.   SELECTED FINANCIAL DATA ....................................    22
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ..................................    22
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ..    26
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................    27
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE .....................    27
ITEM 9A.  CONTROLS AND PROCEDURES.....................................    27
ITEM 9B.  OTHER INFORMATION...........................................    27

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........    28
ITEM 11.  EXECUTIVE COMPENSATION .....................................    29
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .............................................    29
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............    30
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES .....................    31

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES ....................    32



     The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a)  Business Development

     Amber Resources Company of Colorado, formerly named "Amber Resources Company" ("Amber," "we" or "us") is engaged in the exploration, development and production of oil and gas properties. Our business is conducted in the U.S. coastal waters offshore California. As of December 31, 2005, our principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California. On July 1, 2001 we sold all of our proved producing properties for $107,045 to Delta Petroleum Corporation ("Delta"). The sale price was calculated at the properties' net present value discounted at 10% (PV10%) as determined by third party, independent engineers. There continue to be uncertainties as to the timing of the development of our offshore properties. (See "Description of Properties," Item 2 herein.)

     On February 10, 2006, our Board of Directors made the decision to change our year end to December 31, effective December 31, 2005. This Form 10-K is a transitional report, and includes information for the six-month transitional period ended December 31, 2005 and for the twelve-month periods ended June 30, 2005, 2004 and 2003.

     In June 2004, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

     We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 4300, 370 17th Street, Denver, Colorado 80202. As of December 31, 2005, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

     At December 31, 2005, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

     (b)  Business of Issuer.

     During the six months ended December 31, 2005, we were engaged in only one industry, namely the acquisition, exploration and development of offshore oil and gas properties and related business activities. Our oil and gas operations now are comprised solely of the development of our offshore interests in undeveloped offshore Federal leases and units near Santa Barbara, California. We have no production and no proved reserves.

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

     (9)  Government Regulation of the Oil and Gas Industry.

     General
     -------

     Our business is affected by numerous federal, state and local laws and regulations, including those relating to protection of the environment, public health, and worker safety. The technical requirements of these laws and regulations are becoming increasingly expensive, complex, and stringent. Non-compliance with these laws and regulations may result in imposition of substantial liabilities including civil and criminal penalties. In addition, certain laws impose strict liability for environmental remediation and other costs. Changes in any of these laws and regulations could have a material adverse effect on our business. In light of the many uncertainties with respect to future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future operations. Nevertheless, the trend in environmental regulation is to place more restrictions and controls on activities that may affect the environment, and future expenditures for environmental compliance or remediation may be substantially more than we expect.

     We believe that our operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business, and the costs of preventing and responding to such releases are embedded in the normal costs of doing business. In addition to the costs of environmental protection associated with our ongoing operations, we may incur unforeseen investigation and remediation expenses at facilities we formerly owned and operated or at third-party owned waste disposal sites that we have used. Such expenses are difficult to predict and may arise at sites operated in compliance with past industry standards and procedures.

     The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

     Environmental Regulation
     ------------------------

     Our operations are subject to numerous federal, state, and local environmental laws and regulations concerning our oil and gas operations, products and other activities. In particular, these laws and regulations govern, among other things, the issuance of permits associated with exploration, drilling and production activities, the types of activities that may be conducted in environmentally protected areas such as wetlands and wildlife habitats, the release of emissions into the atmosphere, the discharge and disposal of regulated substances and waste materials, offshore oil and gas operations, the reclamation and abandonment of well and facility sites, and the remediation of contaminated sites.

     Governmental approvals and permits are currently, and may in the future be, required in connection with our operations. The success of obtaining, and the duration of, such approvals are contingent upon a significant number of variables, many of which are not within our control. To the extent such approvals are required and not granted, operations may be delayed or curtailed, or we may be prohibited from proceeding with planned exploration or operation of facilities.

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

     Hazardous Substances and Waste Disposal
     ---------------------------------------

     We do not currently own or lease any interests in any producing properties. It is possible, however, that we might acquire interests in producing properties or that some of our non-producing properties may become productive in the future. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at sites where hydrocarbons or other waste is found to have been disposed of or released on or under their properties. The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the management and disposal of wastes. Although CERCLA currently excludes petroleum from cleanup liability, many state laws affecting our operations impose clean up liability regarding petroleum and petroleum related products.

     In addition, although RCRA currently classifies certain exploration and production wastes as "non hazardous," such wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements. If such a change were to occur, it could have a significant impact on our operating costs, as well as the gas and oil industry in general.

     Oil Spills
     ----------

     The Federal Clean Water Act ("CWA") and the Federal Oil Pollution Act of 1990, as amended ("OPA") impose significant penalties and other liabilities with respect to oil spills that damage or threaten navigable waters of the United States. Under the OPA, (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances. To date, we have not had any material spills.

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

     Offshore Production
     -------------------

     Offshore oil and gas operations in U.S. waters are subject to regulations of the United States Department of the Interior, Mineral Management Service which currently impose strict liability upon the lessee under a federal lease for the cost of clean up of pollution resulting from the lessee's operations. As a result, such lessee could be subject to possible liability for pollution damages. In the event of a serious incident of pollution, the Department of the Interior may require a lessee under federal leases to suspend or cease operations in the affected areas. Our leases are undeveloped and currently pose no liability for pollution damages.

     (10) Research and Development. We do not engage in any research and development activities. Since our inception, we have not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

     (11) Environmental Protection. Because we are engaged in the business of acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that such expenditures will be material during the six months ended December 31, 2005.

     (12)  Employees.  We have no full time employees.

ITEM 1A. RISK FACOTRS

     An investment in our securities involves a high degree of risk. You should carefully read and consider the risks described below before deciding to invest in our securities. The occurrence of any of the following risks could materially harm our business, financial condition, results of operations or cash flows. In any such case, the trading price of our common stock and other securities could decline, and you could lose all or part of your investment. When determining whether to invest in our securities, you should also refer to the other information contained or incorporated by reference in this Transition Report on Form 10-K, including our consolidated financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY.

WE CURRENTLY HAVE NO REVENUES.

     On July 1, 2001 we sold all of our proved producing properties to Delta. Since that time our assets have consisted almost entirely of non-revenue producing interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California. At the present time we have no revenues and there continue to be uncertainties as to the timing of the development of our offshore properties. There can be no assurance that we will ever be successful in establishing any revenues.

WE ARE CONTROLLED BY DELTA.

As of December 31, 2005, Delta owned 91.68% of our outstanding common stock. Accordingly, Delta controls the election of our officers and directors and the management of our business. Delta's ownership of such a large percentage of our shares may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

WE ARE CURRENTLY DEPENDENT UPON DELTA FOR MANAGEMENT AND FUNDING.

We are managed by Delta under a management agreement that provides for the sharing of the management between the two companies and allocation of related expenses, but since we have no revenues we are currently dependent upon Delta to pay any expenses that we incur. In the event that Delta does not continue to provide funding for any reason, we would be forced to seek other sources of funds to sustain our operations.

THE EXPLORATION, DEVELOPMENT AND OPERATION OF OIL AND GAS PROPERTIES INVOLVE SUBSTANTIAL RISKS THAT MAY RESULT IN A TOTAL LOSS OF INVESTMENT.

The business of exploring for and, to a lesser extent, developing and operating oil and gas properties involves a high degree of business and financial risk, and thus a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

     *  unexpected drilling conditions;
     *  pressure or irregularities in formations;
     *  equipment failures or accidents;
     *  adverse changes in prices;
     *  weather conditions;
     *  shortages in experienced labor; and
     *  shortages or delays in the delivery of equipment.

We may drill wells that are unproductive or, although productive, do not produce oil and/or natural gas in economic quantities. Acquisition and completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

OUR INDUSTRY EXPERIENCES NUMEROUS OPERATING HAZARDS THAT COULD RESULT IN SUBSTANTIAL LOSSES.

The exploration, development and operation of oil and gas properties also involve a variety of operating risks including the risk of fire, explosions, blowouts, cratering, pipe failure, abnormally pressured formations, natural disasters, acts of terrorism or vandalism, and environmental hazards, including oil spills, gas leaks, pipeline ruptures or discharges of toxic gases. These industry-operating risks can result in injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations which could result in substantial losses.

WE DEPEND ON KEY PERSONNEL.

None of our management personnel is employed by our Company. The loss of any one of our management personnel could severely harm our business. If we cannot retain our current management or attract additional experienced personnel, our ability to conduct our business could be adversely affected.

WE MAY NOT BE PERMITTED TO DEVELOP SOME OF OUR OFFSHORE CALIFORNIA PROPERTIES OR, IF WE ARE PERMITTED, THE SUBSTANTIAL COST TO DEVELOP THESE PROPERTIES COULD RESULT IN A REDUCTION OF OUR INTEREST IN THESE PROPERTIES OR CAUSE US TO INCUR PENALTIES.

The development of our offshore California undeveloped properties is subject to extensive regulation and is currently the subject of litigation. Pursuant to a ruling in California v. Norton, later affirmed by the Ninth Circuit Court of Appeals, the U.S. Government was required to make a consistency determination relating to the 1999 lease suspension requests under a 1990 amendment to the Coastal Zone Management Act. In the event that there is some future adverse ruling under the Coastal Zone Management Act that we decide not to appeal or that we appeal without success, it is likely that some or all of our interests in these leases would become impaired and written off at that time. It is also possible that other events could occur during the Coastal Zone Management Act review or appellate process that would cause our interests in the leases to become impaired, and we will continuously evaluate those factors as they occur.

In addition, the cost to develop these properties will be substantial. The cost to develop all of these offshore California properties in which we own an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated to be in excess of $3.0 billion. Our share of these costs will be substantial relative to our small size and limited financial resources. Operating expenses for the same properties over the same period of time, including platform operating costs, well maintenance and repair costs, oil, gas and water treating costs, lifting costs and pipeline transportation costs, are estimated to be approximately $3.5 billion. Our share of these costs will also be substantial. Each working interest owner will be required to pay its proportionate share of these costs based upon the amount of the interest that it owns. If we are unable to fund our share of these costs or otherwise cover them through farm-outs or other arrangements, then we could either forfeit our interest in certain wells or properties or suffer other penalties in the form of delayed or reduced revenues under our various unit operating agreements, which could impact the ultimate realization of this investment. The estimates discussed above may differ significantly from actual results.

OUR INDUSTRY IS HIGHLY COMPETITIVE, MAKING OUR RESULTS UNCERTAIN.

We operate in the highly competitive areas of oil and gas exploration, development and production. We compete for the purchase of leases from the U.S. government and from other oil and gas companies. These leases include exploration prospects as well as properties with proved reserves. We face competition in every aspect of our business, including, but not limited to:

     *  acquiring reserves and leases;
     * obtaining goods, services and employees needed to operate and manage our business;
     * access to the capital necessary to drill wells and acquire properties; and
     *  marketing oil and natural gas.

Competitors include multinational oil companies, independent production companies and individual producers and operators. Many of our competitors have greater financial, technological and other resources than we do.

NEW TECHNOLOGIES MAY CAUSE OUR CURRENT EXPLORATION AND DRILLING METHODS TO BECOME OBSOLETE, RESULTING IN AN ADVERSE EFFECT ON OUR PRODUCTION.

The oil and natural gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we currently use or that we may implement in the future may become obsolete, and we may be adversely affected.

TERRORIST ATTACKS AIMED AT OUR FACILITIES COULD ADVERSELY AFFECT OUR
BUSINESS.

The United States has been the target of terrorist attacks of unprecedented scale. The U.S. government has issued warnings that U.S. energy assets may be the future targets of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack at our facilities, or those of our purchasers, could have a material adverse effect on our business.

WE MAY INCUR SUBSTANTIAL COSTS TO COMPLY WITH THE VARIOUS FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT AFFECT OUR OIL AND GAS OPERATIONS.

The oil and gas business is subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to health and safety, environmental protection or the oil and gas industry generally. Legislation affecting the industry is under constant review for amendment or expansion, frequently increasing our regulatory burden. Compliance with such laws and regulations often increases our cost of doing business and, in turn, decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the incurrence of investigatory or remedial obligations, or issuance of cease and desist orders.

The environmental laws and regulations to which we are subject may:

     * require applying for and receiving a permit before drilling commences;
     * restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
     * limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
     * impose substantial liabilities for pollution resulting from our operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our earnings, results of operations, competitive position or financial condition. Under applicable environmental laws and regulations, including CERCLA, RCRA and analogous state laws, we could be held strictly liable for the removal or remediation of previously released materials or property contamination of properties that we own regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

RISKS RELATED TO OUR STOCK.

WE MAY ISSUE SHARES OF PREFERRED STOCK WITH GREATER RIGHTS THAN OUR COMMON
STOCK.

Although we have no current plans, arrangements, understandings or agreements to issue any preferred stock, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights.

THERE MAY BE FUTURE DILUTION OF OUR COMMON STOCK.

If we sell additional equity or convertible debt securities, such sales could result in increased dilution to our stockholders.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK.

We do not expect to pay any dividends, in cash or otherwise, with respect to our common stock in the foreseeable future.

THE COMMON STOCK IS AN UNSECURED EQUITY INTEREST IN OUR COMPANY.

As an equity interest, the common stock will not be secured by any of our assets. Therefore, in the event we are liquidated, the holders of the common stock will receive a distribution only after all of our secured and unsecured creditors have been paid in full. There can be no assurance that we will have sufficient assets after paying our secured and unsecured creditors to make any distribution to the holders of the common stock.

OUR STOCKHOLDERS DO NOT HAVE CUMULATIVE VOTING RIGHTS.

Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, a plurality of holders of our outstanding common stock will be able to elect all of our directors. As of December 31, 2005, Delta owned 91.68% of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

     (a)  Office Facilities

     We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

     (b)  Oil and Gas Properties

     We own interests in undeveloped offshore Federal leases and units located near Santa Barbara, California. We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during the six months ended December 31, 2005 or fiscal years ended June 30, 2005 and 2004. No reserves estimates were prepared for the past three years as all remaining leases are undeveloped.

     Offshore Federal Waters: Santa Barbara, California Area
     -------------------------------------------------------

     Unproved Undeveloped Properties
     -------------------------------

     We own interests in three undeveloped federal units located in federal waters offshore California near Santa Barbara.

       The Santa Barbara Channel and the offshore Santa Maria Basin are the seaward portions of geologically well-known onshore basins with over 90 years of production history. New field discoveries led to exploration into the federally controlled waters of the Pacific Outer Continental Shelf ("POCS"). Although significant quantities of oil and gas have been produced and sold from drilling conducted on POCS leases between 1966 and 1989, we do not own any interest in any offshore California production and there is no assurance that any of our undeveloped properties will ever achieve production.

     Leasing, lease administration, development and production within the Federal POCS all fall under the Code of Federal Regulations administered by the MMS. The EPA controls disposal of effluents, such as drilling fluids and produced waters. Other Federal agencies, including the Coast Guard and the Army Corps of Engineers, also have oversight of offshore construction and operations.

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

     The development plans for the various units (which have been submitted to the MMS for review) provide for 22 wells from one platform set in a water depth of approximately 300 feet for the Gato Canyon Unit; 63 wells from one platform set in a water depth of approximately 1,100 feet for the Sword Unit; and 183 wells from two platforms for the Lion Rock Unit (in which we own only a 1% net profits interest and do not own any working interest).

     On the Lion Rock Unit, Platform A would be set in a water depth of approximately 507 feet, and Platform B would be set in a water depth of approximately 484 feet. The reach of the deviated wells from each platform required to drain each unit falls within the reach limits now considered to be "state of the art." The development plans for the Rocky Point Unit provide for the inclusion of the Rocky Point leases in the Point Arguello Unit upon which the Rocky Point leases would be drilled from existing Point Arguello platforms with extended reach drilling technology. The approximate distances required to drain the Rocky Point leases range from 2,276 feet to 13,999 feet at proposed total vertical depths ranging from 6,620 feet to 7,360 feet.

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

     On June 22, 2001, a Federal Court in the case of California v. Norton, et al (discussed below) ordered the MMS to set aside its approval of the suspensions of our offshore leases and to direct suspensions, including all milestone activities, for a time sufficient for the MMS to provide the State of California with a consistency determination under federal law. As a result of this order, the MMS directed suspensions of operations for all of our offshore California leases for an indefinite period of time and suspended all of the related milestones. Although the MMS has subsequently made a consistency determination under federal law, the suspensions of operations remain in effect. The ultimate outcome and effects of this litigation are not certain at the present time.

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

     We and Delta are among the current lessees of the thirty six leases that are the subject of the ruling. Together with Delta, our net share of the $1.1 billion award is approximately $121 million but we would only receive a very small percentage of that amount. The final ruling in the case will not be made until the Court addresses the plaintiffs' additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted. See Item 3 "Legal Proceedings."

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

     (c)  Production
          ----------

     Since we sold our producing properties, we no longer have any sales contracts in place. During the six months ended December 31, 2005 and the last three fiscal years we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer.

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

     (d)  Productive Wells and Acreage
          ----------------------------

     As of December 31, 2005 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut in wells. Developed acreage consists of acres spaced or assignable to productive wells.

     (e)  Undeveloped Acreage
          -------------------

     At December, 31, 2005, we held undeveloped acreage by state as set forth below:

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

     (1)    Consists of Federal leases offshore near Santa Barbara,
            California.

     (f)  Drilling Activities
          -------------------

     During the six months ended December 31, 2005, we did not participate in any drilling activities.

ITEM 3.  LEGAL PROCEEDINGS

     We and our parent, Delta Petroleum Corporation, are among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case, that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. We own approximately 12% of the lease bonus costs that are the subject of the lawsuit. In addition, our claim for exploration costs and related expenses will also be substantial. In the event, however, that we receive any proceeds as the result of such litigation, we will be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

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

     We and Delta are among the current lessees of the thirty six leases that are the subject of the ruling. Together with Delta, our net share of the $1.1 billion award is approximately $121 million but we would only receive a very small percentage of that amount. The final ruling in the case will not be made until the Court addresses the plaintiffs' additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the six months ended December 31, 2005.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market or Markets
          -----------------

     We currently have, and have had for the past three years, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during the six months ended December 31, 2005 and fiscal years ended June 30, 2005 and 2004 have not been available.

     (b)  Approximate Number of Holders of Common Stock
          ---------------------------------------------

      The number of holders of record of our securities at March 17, 2006 was approximately 1,000.

     (c)  Dividends
          ---------

     We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

     (d)  Changes in Securities
          ---------------------

     During the six months ended December 31, 2005, we did not have any sale of securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.



                        Six Months
                           Ended
                        December 31,                    Fiscal Years Ended June 30,
                       ------------- ---------------------------------------------------------------
                           2005         2005         2004         2003         2002         2001
                           ----         ----         ----         ----         ----         ----
Total Revenues          $     -      $     -      $     -      $     -      $   73,960   $  119,405
Income/(Loss) from
 Operations             $  (57,775)  $ (110,240)  $ (109,308)  $ (128,936)  $  (54,622)  $  (42,648)
Income/(Loss)
 Per Share              $    (0.01)  $    (0.02)  $    (0.02)  $    0.03)   $    (0.01)  $     *
Total Assets            $5,006,560   $5,006,560   $5,007,139   $5,007,427   $5,006,957   $5,062,208
Total Liabilities       $     -      $     -      $     -      $     -      $    2,912   $   16,532
Stockholders' Equity    $5,006,560   $5,006,650   $5,007,139   $5,007,427   $5,004,045   $5,045,676
Total Long Term Debt    $     -      $     -      $     -      $     -      $     -      $     -
____________________

* Less than $0.01 per share.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     Liquidity and Capital Resources
     -------------------------------

     At December 31, 2005, we had working capital of $0 compared to working capital of $0 and $579 at June 30, 2005 and 2004, respectively. The cash used in operating activities of $57,775, during the six months ended December 31, 2005, remained consistent with $51,795 for the six months ended December 31, 2004. The lack of cash flow from operations may inhibit the Company from meeting its obligations in a timely manner unless additional financing or the sale of properties occurs. The Company had a payable to Delta of $10,278 at December 31, 2005. If necessary, we expect that Delta will provide funds to meet our operating needs and obligations for costs incurred with our offshore undeveloped California properties.

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

     After evaluation of the considerations described above, we believe that funding from Delta and other sources of funds will be adequate to fund our operating expenses and satisfy any other current liabilities over the next year.

Results of Operations
---------------------

     The following discussion and analysis relates to items that have affected our results of operations for the six months ended December 31, 2005 and 2004, and the fiscal years ended June 30, 2005, 2004 and 2003. The following table sets forth (in thousands), for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Transition Report on Form 10-K.


                                    Six Months Ended
                                       December 31,                Years Ended June 30,
                                 -----------------------     --------------------------------
                                     2005        2004         2005       2004        2003
                                     ----        ----         ----       ----        ----
                                              (Unaudited)
Revenue:
 Oil and gas sales                $     -      $    -      $     -     $    -     $    -
 Gain on sale of oil
 and gas properties                     -           -            -          -          -
                                   ---------   ---------    ---------  ---------  ---------
     Total Revenue                      -           -            -          -          -

Operating Expenses:
 Exploration expense                   4,302      (1,504)         235      1,441       -
 General and administrative,
  including $50,000 for the six
  months ended December 31, 2005
  and 2004, and $100,000 for the
  years ended June 30, 2005,
  2004 and 2003 to parent             53,473      53,299      110,005    107,867    128,936
                                   ---------   ---------    ---------  ---------  ---------
     Total operating expenses         57,775      51,795      110,240    109,308    128,936

     Loss from operations            (57,775)    (51,795)    (110,240)  (109,308)  (128,936)

Other income:
 Other income                           -           -            -          -             2
                                   ---------   ---------    ---------  ---------  ---------
     Net Loss                        (57,775)    (51,795)    (110,240)  (109,308)  (128,934)



Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004 (Unaudited)
---------------------------------------------------------------------------

     Net Income. Our net losses for the six months ended December 31, 2005 and 2004 were $57,775 and $51,795 respectively.

     As all of our producing properties were sold on July 1, 2001 there were no revenues, production volumes, lease operating expenses or depletion in the six months ended December 31, 2005 and December 31, 2004.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $4,302 and ($1,504) for the six months ended December 31, 2005 and 2004, respectively.

     General and Administrative Expenses. General and administrative expense for the six months ended December 31, 2005 was $53,473 compared to $53,299 for the six months ended December 31, 2004.

Fiscal 2005 Versus 2004
-----------------------

     Net Income. Our net losses for the years ended June 30, 2005 and 2004 were $110,240 and $109,308 respectively.

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

Fiscal 2004 Versus 2003
-----------------------

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

     The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized, but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of gas and oil leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

     Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we did not record an impairment during the six months ended December 31, 2005 or years ended June 30, 2005, 2004 or 2003.

Recently Issued Accounting Standards and Pronouncements
-------------------------------------------------------

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on our condensed consolidated results of operations, financial position or cash flows.

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

     With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2005. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

     Changes in Internal Controls
     ----------------------------

     There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of our disclosure controls and procedures utilized to compile information included in this filing.

ITEM 9B. OTHER INFORMATION

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to our executive officers and directors as of March 1, 2006 is set forth below:

       Name             Age       Positions             Period of Service
       ----             ---       ---------             -----------------

Roger A. Parker         44    President, Chief         May 1987 to Present
                              Executive Officer,
                              Chairman and a Director

Jerrie F. Eckelberger   61    Director                 September 1996
                                                       to Present

Kevin K. Nanke          41    Treasurer and Chief      December 1999
                              Financial Officer        to Present

Stanley F. Freedman     57    Executive Vice           January 3, 2006
                              President and            to Present
                              Secretary

     The following is biographical information as to the business experience of each of our current officers and directors.

     Roger A. Parker has been our President, Chief Executive Officer and a Director since May of 1987 and our Chairman since January 3, 2006. Mr. Parker also serves as a Director, Chief Executive Officer since April of 2002 and Chairman of the Board since July 1, 2005 for Delta Petroleum Corporation. Since April 1, 2005, he also serves as Executive Vice President and Director of DHS Drilling Company. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a member of the Rocky Mountain Oil and Gas Association and is a board member of the Independent Producers Association of the Mountain States (IPAMS). He also serves on other boards, including Community Banks of Colorado.

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

     Kevin K. Nanke, Treasurer and Chief Financial Officer, joined Amber in April 1995. Since April 1, 2005 he has also served as Treasurer and Chief Financial Officer for Delta Petroleum Corporation and as Treasurer, Chief Financial Officer and Director of DHS Drilling Company. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of

Northern Iowa in 1989. Prior to working with us, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society.

     Stanley F. ("Ted") Freedman has served as our Executive Vice President and Secretary since January 3, 2006 and has also served as the Executive Vice President, General Counsel and Secretary of Delta Petroleum Corporation and DHS Drilling Company since January 1, 2006. He graduated from the University of Wyoming with a Bachelor of Arts degree in 1970 and a Juris Doctor degree in 1975. From 1975 to 1978, Mr. Freedman was a staff attorney with the United States Securities and Exchange Commission. From 1978 to December 31, 2005, he was engaged in the private practice of law in Denver, Colorado.

     There is no family relationship among or between any of our Officers and/or Directors.

     We do not have any committees of our Board of Directors. Our Parent, Delta Petroleum Corporation, has an audit committee and has an audit committee expert.

     We do not have our own code of ethics. We have not adopted a code of ethics because Delta Petroleum Corporation has a code of ethics that applies to our principal executive office, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

ITEM 11.  EXECUTIVE COMPENSATION

     No officer or director received compensation directly from us during the six months ended December 31, 2005 or years ended June 30, 2005, 2004 and 2003. Messrs. Larson, Parker, Nanke, Chairman, President and Chief Financial Officer, respectively, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) & (b) Security Holdings of Management and Persons Controlling more than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of            Amount & Nature of
Beneficial Owners              Beneficial Ownership     Percent of Class
-------------------            --------------------     ----------------

Delta Petroleum Corporation         4,277,977 (1)           91.68% (1)
370 17th Street, Suite 4300
Denver, Colorado 80202

Roger A. Parker                     4,277,977 (1)           91.68% (1)
370 17th Street, Suite 4300
Denver, CO  80202

Jerrie F. Eckelberger               4,277,977 (1)           91.68% (1)
7120 East Orchard Road
Englewood, CO 80111

Kevin K. Nanke                      4,277,977 (1)           91.68% (1)
370 17th Street, Suite 4300
Denver, Colorado 80202

Stanley F. Freedman                 4,277,977 (1)           91.68% (1)
370 17th Street, Suite 4300
Denver, Colorado 80202

Management as a Group (4 people)    4,277,977 (1)           91.68% (1)

-------------------------

(1) All shares are owned by Delta; Messrs. Parker, Eckleberger, Nanke and Freedman are either officers, directors or shareholders of Delta.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement may be cancelled by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. This agreement replaces a previous agreement which allocated similar expenses based on our proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $50,000 for the six months ended December 31, 2005 and $100,000 for the years ended June 30, 2005, 2004 and 2003. We had a payable to Delta of $10,278 at December 31, 2005 and receivables from Delta of $47,498 and $157,159 recorded as reductions in equity at June 30, 2005 and 2004, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the annual financial statements of the Company for the six months ended December 31, 2005 and the review of the financial statements included in the Company's Forms 10-Q for such fiscal year were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. Certain Relationships and Related Transactions.)

     FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: No fees were billed for professional services rendered by KPMG LLP for financial information systems design and implementation services for the six months ended December 31, 2005.

     ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the six months ended December 31, 2005.

     AUDIT COMMITTEE PRE-APPROVAL POLICY: The Company's independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal account provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee of Delta must pre-approve permissible non-audit services. During the six month period ended December 31, 2005, Delta's Audit Committee approved 100% of the non-audit services provided to Delta and its subsidiaries by the independent registered public accounting firm.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (1)  Financial Statements
          --------------------

          Independent auditors' reports                               F-1

          Balance Sheets as of December 31, 2005 and                  F-2
          June 30, 2005 and 2004

          Statements of Operations and Accumulated Deficit            F-3
          Six Months Ended December 31, 2005 and Years Ended
          June 30, 2005, 2004 and 2003

          Statements of Cash Flows                                    F-4
          Six Months Ended December 31, 2005 and Years Ended
          June 30, 2005, 2004 and 2003

          Notes to Financial Statements                               F-5

(a)  (2)  Financial Statement Schedules
          -----------------------------

          None


(a)  (3)  Exhibits
          --------

      The Exhibits listed in the Index to Exhibits appearing at page 33 are filed as part of this report. Management contracts and compensatory plans required to be filed as exhibits are marked with an "*".

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

            Report of Independent Registered Public Accounting Firm


The Board of Directors
Amber Resources Company of Colorado
(A subsidiary of Delta Petroleum Corporation):


We have audited the accompanying balance sheets of Amber Resources Company of Colorado (the "Company"), a subsidiary of Delta Petroleum Corporation, as of December 31, 2005 and June 30, 2005 and 2004 and the related statements of operations and accumulated deficit, and cash flows for the six months ended December 31, 2005 and each of the years in the three-year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of December 31, 2005 and June 30, 2005 and 2004, and the results of its operations and its cash flows for the six months ended December 31, 2005 and each of the years in the three-year period ended June 30, 2005, in conformity with United States generally accepted accounting principles.




                                     /s/ KPMG LLP

                                     KPMG LLP


Denver, Colorado
March 9, 2006

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS
December 31, 2005, and June 30, 2005 and 2004
-----------------------------------------------------------------------------

                                      December 31,   June 30,       June 30,
                                          2005         2005           2004
                                      -----------   -----------   -----------
ASSETS

Current Assets:
 Cash                                 $     -       $     -       $      579
                                      ----------    ----------    ----------
    Total current assets                    -             -              579
                                      ----------    ----------    ----------

Property and Equipment:
 Oil and gas properties, at cost
 (using the successful efforts
  method of accounting):
 Unproved undeveloped offshore
  California properties                5,006,560     5,006,560     5,006,560
                                      ----------    ----------    ----------
                                      $5,006,560    $5,006,560    $5,007,139
                                      ==========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:                          $     -       $     -       $     -
                                      ----------    ----------    ----------
Stockholders' Equity:
 Preferred stock, $.10 par value;
  authorized 5,000,000 shares of
  Class A convertible preferred stock,
  none issued                               -             -             -
Common stock, $.0625 par value;
  authorized 25,000,000 shares,
  issued 4,666,185 shares at December
  31, 2005 and June 30, 2005 and 2004    291,637       291,637       291,637
 Additional paid in capital            5,755,232     5,755,232     5,755,232
 Accumulated deficit                  (1,050,587)     (992,811)     (882,571)
 Advance from (to) parent                 10,278       (47,498)     (157,159)
                                      ----------    ----------    ----------
    Total stockholders' equity         5,006,560     5,006,560     5,007,139
                                      ----------    ----------    ----------

Commitments
                                      $5,006,560    $5,006,560    $5,007,139
                                      ==========    ==========    ==========




         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
Six Months Ended December 31, 2005 and Years Ended June 30, 2005, 2004 and
2003
-----------------------------------------------------------------------------


                                     Six Months
                                       Ended
                                     December 31,           Years Ended June 30,
                                        2005          2005         2004        2003
                                    -------------  ---------    ---------   ----------
Revenue:
  Oil and gas sales                 $      -       $    -       $    -      $     -
  Gain on sale of oil and gas
   Properties                              -            -            -            -
                                    -----------    ---------    ---------   ---------
     Total revenue                         -            -            -            -
Operating expenses:
  Exploration expenses                    4,302          235        1,441         -
  General and administrative,
   including $50,000 for the six
   months ended December 31, 2005
   and $100,000 for the years ended
   June 30, 2005, 2004 and 2003
   to parent                             53,473      110,005      107,867     128,936
                                    -----------    ---------    ---------   ---------
     Total operating expenses            57,775      110,240      109,308     128,936
                                    -----------    ---------    ---------   ---------
     Loss from Operations               (57,775)    (110,240)    (109,308)   (128,936)

   Other Income:
     Other income                          -            -            -              2
                                    -----------    ---------    ---------   ---------
Net Loss                                (57,775)    (110,240)    (109,308)   (128,934)

  Accumulated deficit at
   beginning of the year               (992,811)    (882,571)    (773,263)   (644,329)
                                    -----------    ---------    ---------   ---------
  Accumulated deficit at
     end of the year                $(1,050,587)   $(992,811)   $(882,571)  $(773,263)
                                    ===========    =========    =========   =========

  Basic loss per share              $     (0.01)   $   (0.02)   $   (0.02)  $   (0.03)
                                    ===========    =========    =========   =========

  Weighted average number of
   Common shares outstanding          4,666,185    4,666,185    4,666,185   4,666,185
                                    ===========    =========    =========   =========








          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2005 and Years Ended June 30, 2005, 2004 and
2003
-----------------------------------------------------------------------------



                                                           Years Ended June 30,
                                           2005        2005       2004         2003
                                         --------   ---------   ---------   ---------
Cash flows from operating activities:
  Net loss                               $(57,775)  $(110,240)  $(109,308)  $(128,934)

  Net changes in operating assets
   and operating liabilities:
  Decrease in accounts payable trade         -           -           -         (2,912)
                                         --------   ---------   ---------   ---------
Net cash used in operating activities     (57,775)   (110,240)   (109,308)   (131,846)
                                         --------   ---------   ---------   ---------
Cash flows from investing activities-
 Additions to property and equipment,
  net                                        -           -           -           (284)
                                         --------   ---------   ---------   ---------
Net Cash used in investing activities        -           -           -           (284)

Cash flows from financing activities
 Changes in accounts receivable from and
  accounts payable to parent              57,775      109,661     109,020     132,216
                                         --------   ---------   ---------   ---------
Net increase (decrease) in cash             -            (579)       (288)        186
                                         --------   ---------   ---------   ---------
Cash at beginning of period                 -             579         867         681
                                         --------   ---------   ---------   ---------

Cash at end of period                    $  -       $    -      $     579   $     867
                                         --------   ---------   ---------   ---------


















         See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Organization

     Amber Resources Company of Colorado, formerly Amber Resources Company ("the Company"), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. The Company owns interests in three undeveloped oil and gas properties in federal units offshore California, near Santa Barbara. As of December 31, 2005 Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

Fiscal Year Change

     On September 14, 2005, the Board of Directors approved the change of the fiscal year end from June 30 to December 31, effective December 31, 2005. This Form 10-K is a transitional report, and includes information for the six-month transitional period ended December 31, 2005 and for the twelve-month periods ended June 30, 2005, 2004 and 2003. The unaudited financial information for the six-month period ended December 31, 2004 is as follows:

                                             Six Months Ended
                                             December 31, 2004
                                           ---------------------
                                               (In thousands,
                                           except per share data)

          Total Revenues                         $   -
          Operating Loss                          (51,795)
          Net Loss                                (51,795)

          Basic loss per common share            $   (.01)

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

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

     For undeveloped properties, the need for an impairment reserve is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the cost of the undeveloped property is no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. There has been no impairment recorded for the six months ended December 31, 2005, or the years ended June 30, 2005, 2004, and 2003.

     Earnings (Loss) per Share

     Basic earnings (loss) per share is computed by dividing net earnings
(loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. The Company does not have any dilutive instruments and as such, no diluted earnings per share have been presented.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

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

Recently Issued Accounting Standards and Pronouncements

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

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

     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on December 31, 2005 and June 30, 2005 and 2004. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

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

     Based on the preliminary indicated levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair value of its property interests are in excess of their carrying value at December 31, 2005 and June 30, 2005 and June 30, 2004 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

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

     Amber and its parent company, Delta Petroleum Corporation, are among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of Delta's offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case, that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(2)  Oil and Gas Properties, Continued

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion, with additional amounts for exploration costs and related expenses. The company owns approximately 12% of the lease bonus costs that are the subject of the lawsuit. In addition, the Company's claim for exploration costs and related expenses will also be substantial. In the event, however, that Delta receives any proceeds as the result of such litigation, it will be obligated to pay a portion of any amount received by it to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

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

     Amber and Delta are among the current lessees of the thirty six leases that are the subject of the ruling. Together with Delta, Amber's net share of the $1.1 billion award is approximately $121 million but Amber would only receive a very small percentage of that amount. The final ruling in the case will not be made until the Court addresses the plaintiffs' additional claims regarding the four additional leases, as well as their claims regarding the hundreds of millions of dollars that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.

(3)  Preferred Stock

     The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $0.10 per share. As of the six months ended December 31, 2005 and years ended June 30, 2005 and 2004, no preferred stock was issued and outstanding.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

(4)  Income Taxes

     At December 31, 2005 and June 30, 2005, 2004 and 2003, the Company's significant deferred tax assets and liabilities are summarized as follows:



                                 Six Months Ended
                                   December 31,            Year Ended June 30,
                                      2005            2005        2004        2003
                                 -----------------  ---------   ---------   ---------
Deferred tax assets:
  Net operating loss
  Carryforwards                     $ 367,333       $ 402,521   $ 503,000   $ 765,000
                                    ---------       ---------   ---------   ---------

   Gross deferred tax assets          367,333         402,521     503,000     765,000

   Less valuation allowance          (367,333)       (402,521)   (503,000)   (765,000)
                                    ---------       ---------   ---------   ---------
                                         -               -           -           -
Deferred tax liability:
 Oil and gas properties,
  principally due to differences
  in basis and depreciation and
  depletion                              -               -           -           -
                                    ---------       ---------   ---------   ---------
    Net deferred tax asset          $    -          $    -      $    -      $    -
                                    =========       =========   =========   =========




     No income tax expense or benefit has been recorded for the six months ended December 31, 2005 or years ended June 30, 2005, 2004 and 2003 since the deferred income taxes that would have otherwise been provided were offset by the change in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return. Delta accounts for income taxes in accordance with the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS" 109) and includes Amber's attributes in calculating its tax calculations.

    At December 31, 2005, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $976,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2006 through 2010. If not utilized, 100% of net operating losses will expire over the next five years.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004 and
2003
-----------------------------------------------------------------------------

(5)  Related Party Transactions

     Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to the Company for the provision of services by Delta were $50,000 for the six months ended December 31, 2005 and $100,000 for the years ended June 30, 2005, 2004 and 2003. The Company had a non-interest bearing payable to Delta of $10,278 at December 31, 2005 and receivables from Delta of $47,498 and $157,159 recorded as a reduction in equity at June 30, 2005 and 2004, respectively.

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

(6)  Disclosures About Capitalized Costs, Costs Incurred and Major Customers

     Capitalized costs related to oil and gas producing activities are as follows:

                                  December 31,     June 30,       June 30,
                                     2005            2005          2004
                                  -----------     -----------    -----------
Unproved undeveloped offshore
 California properties            $5,006,560      $5,006,560     $5,006,560
                                  ==========      ==========     ==========

     Costs incurred in oil and gas producing activities for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003 are as follows:

                               Six Months Ended    Year Ended June 30,
                                 December 31,      --------------------
                                    2005           2005    2004    2003
                               -----------------   ----   ------   ----
Unproved property acquisition
 costs                             $ -             $ -    $ -     $284
Exploration costs                  $4,302          $235   $1,441  $ -

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years ended June 30, 2005, 2004 and
2003
-----------------------------------------------------------------------------

(6) Disclosures About Capitalized Costs, Costs Incurred and Major Customers (Continued)

     A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the six months ended December 31, 2005 and years ended June 30, 2005, 2004 and 2003 is as follows:
                                                     June 30,
                               December 31,  ------------------------
                                  2005       2005       2004     2003
                               ------------  -----    -------    ----
Revenue:
 Oil and gas sales               $  -        $ -      $  -       $ -
Expenses:
 Lease operating                    -          -         -         -
 Depletion                          -          -         -         -
 Exploration                       4,302       235      1,441      -
                                 -------     -----    -------    -----
Results of operations of oil
Gas producing activities         $(4,302)    $(235)   $(1,441)   $ -
                                 =======     =====    =======    =====

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

     As the Company had sold its producing properties at the beginning of fiscal year 2002, there were no customers for the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended December 31, 2005 and Years Ended June 30, 2005 and 2004
-----------------------------------------------------------------------------

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

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 21st day of March, 2006

                                  AMBER RESOURCES COMPANY OF COLORADO


                                  By: /s/ Roger A. Parker
                                     ----------------------------------------
                                     Roger A. Parker, Chief Executive Officer


                                  By: /s/ Kevin K. Nanke
                                     ---------------------------------------
                                     Kevin K. Nanke, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title                                  Date


/s/ Roger A. Parker                            March 21, 2006
-------------------------------
Roger A. Parker, Director


/s/ Jerrie F. Eckelberger                      March 21, 2006
-------------------------------
Jerrie F. Eckelberger, Director