Form 10-Q
period 2006-03-31
AMBER RESOURCES CO OF COLORADO
filed 2006-05-11
CIK 276750

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission file number 0-8874

                      Amber Resources Company of Colorado
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      84-0750506
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

      370 17th Street, Suite 4300
            Denver, Colorado                                80202
(Address of principal executive offices)                  (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act):  Yes [ ]   No [x]

4,666,185 shares of common stock $.0625 par value were outstanding as of May 11, 2006.


                                    INDEX

PART I   FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets - March 31, 2006 (unaudited) and
          December 31, 2005 ....................................    3

         Statements of Operations and Accumulated Deficit
          for the Three Months Ended March 31, 2006 and 2005
          (unaudited) ..........................................    4

         Statements of Cash Flows for the Three Months Ended
          March 31, 2006 and 2005 (unaudited) ..................    5

         Notes to Financial Statements (unaudited) .............    6

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................    9

ITEM 3.  Quantitative and Qualitative Disclosures About
          Market Risk ..........................................   10

ITEM 4.  Controls and Procedures ...............................   10

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings .....................................   11

ITEM 1A. Risk Factors ..........................................   12

ITEM 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds ..........................................   12

ITEM 3.  Defaults on Senior Securities .........................   12

ITEM 4.  Submission of Matters to a Vote of Security Holders ...   12

ITEM 5.  Other Information .....................................   12

ITEM 6.  Exhibits ..............................................   12






The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS

                                                  March 31,     December 31,
                                                    2006           2005
                                                 ----------     ------------
                                                 (Unaudited)
ASSETS

Current Assets:                                  $      -        $     -

Property and Equipment:
 Oil and gas properties, at cost (using the
  successful efforts method of accounting):
   Undeveloped offshore California properties      5,006,560      5,006,560
                                                 -----------     ----------
                                                 $ 5,006,560     $5,006,560
                                                 ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:                                     $      -        $     -

Commitments

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
  5,000,000 shares of Class A convertible
  preferred stock, none issued                          -              -
 Common stock, $.0625 par value; authorized
  25,000,000 shares, issued 4,666,185 shares
  at March 31, 2006 and December 31, 2005            291,637        291,637
 Additional paid-in capital                        5,755,232      5,755,232
 Accumulated deficit                              (1,077,363)    (1,050,587)
 Advance from parent                                  37,054         10,278
                                                 -----------     ----------
     Total stockholders' equity                    5,006,560      5,006,560
                                                 -----------     ----------
                                                 $ 5,006,560     $5,006,560
                                                 ===========     ==========











           See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    2006            2005
                                                 -----------     ----------

Revenue:
  Oil and gas sales                              $      -        $    -
                                                 -----------     ---------

Operating expenses:
  General and administrative, including
   $25,000 in 2005 and 2004 to parent                 26,776        30,224
                                                 -----------     ---------
     Net loss                                        (26,776)      (30,224)

Accumulated deficit at beginning of the period    (1,050,587)     (934,366)
                                                 -----------     ---------

Accumulated deficit at end of the period         $(1,077,363)    $(964,590)
                                                 ===========     =========

Basic loss per common share                      $     (0.01)    $   (0.01)
                                                 ===========     =========

Weighted average number of common shares
  outstanding                                      4,666,185     4,666,185
                                                 ===========     =========



















          See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    2006           2005
                                                  ---------     ---------
Cash flows from operating activities:
  Net loss                                        $ (26,776)    $ (30,224)
                                                  ---------     ---------
Net cash used in operating activities               (26,776)      (30,224)

Cash flows from financing activities:
Net cash used in investing activities                  -             -

Cash flows from financing activities:
  Advances from parent                               26,776        30,165
                                                  ---------     ---------
Net cash provided by financing activities            26,776        30,165

Net decrease in cash                                   -              (59)
                                                  ---------     ---------

Cash at beginning of period                            -              410
                                                  ---------     ---------
Cash at end of period                             $    -        $     351
                                                  =========     =========























        See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended March 31, 2006 and 2005 (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's ("the Company") audited financial statements and notes thereto filed with the Company's most recent transition report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's transition report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2006, the Company had no working capital. This factor, among others, may indicate that without increased cash flow from the sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. Currently, the Company has no ongoing drilling or producing assets and has minimal cash requirements for its reduced activities. The Company is 91.68% owned by Delta Petroleum Corporation (Delta) and depends on Delta to fund its operations. The Company believes that advances from Delta or, if necessary, proceeds from the sale of undeveloped properties and other sources of funds will be adequate to fund our operating expenses and satisfy our current liabilities over the next year.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended March 31, 2006 and 2005 (Unaudited)

(2)     Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on March 31, 2006 and December 31, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at March 31, 2006 and that no impairment in the carrying values has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     Amber and its parent company, Delta Petroleum Corporation, are among twelve plaintiffs in a lawsuit that was filed on January 9, 2002 in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of Amber's offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States attempted to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and failed to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion with additional amounts for exploration costs and related expenses, but Amber would only be entitled to receive a very small percentage of any successful

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three Months Ended March 31, 2006 and 2005 (Unaudited)

(2)     Unproved Undeveloped Offshore California Properties (Continued)

judgment. In the event that Amber receives any proceeds as the result of such litigation, it will be obligated to pay a portion of any amount received by it to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's transition report on Form 10-KT.

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-KT for our year ended December 31, 2005. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies, liquidity and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber," "the Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources.

     At March 31, 2006 and December 31, 2005, we had no working capital.

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

After evaluation of the considerations described above, we believe that funding from advances from Delta and other sources of funds will be adequate to fund our operating expenses and satisfy our other current liabilities over the next year.

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both March 31, 2006 and December 31, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss.   We reported net losses of $26,776 and $30,224 for the three months ended March 31, 2006 and 2005, respectively.

     As we sold all of our producing properties to Delta on July 1, 2001, there was no revenue during the two three month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. During the three months ended March 31, 2006, general and administrative expenses were $26,776 and $30,224, respectively. The majority of the expense in both periods is a quarterly management fee of $25,000 paid to Delta.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) under the Securities and Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in DEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Amber and its parent company, Delta Petroleum Corporation, are among twelve plaintiffs in a lawsuit that was filed on January 9, 2002 in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of Amber's offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States attempted to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and failed to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion with additional amounts for exploration costs and related expenses, but Amber would only be entitled to receive a very small percentage of any successful judgment. In the event that Amber receives any proceeds as the result of such litigation, it will be obligated to pay a portion of any amount received by it to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

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

     Amber and Delta are among the current lessees of the thirty six leases that are the subject of the ruling. Amber's net share of the $1.1 billion award is only a very small percentage of that amount. The government has filed a motion for reconsideration of this ruling. The final ruling in the case will not be made until the Court addresses the plaintiffs' additional claims regarding the four additional leases, as well as their claims regarding the amounts that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.

ITEM 1A.  RISK FACTORS

     There have been no material changes to the Risk Factors included in the Company's Transition Report on Form 10-K for the transition period ended December 31, 2005.

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

                              AMBER RESOURCES COMPANY OF COLORADO
                              (Registrant)



Date: May 10, 2006            By: /s/ Roger A. Parker
                                   Roger A. Parker
                                   President and Chief Executive Officer



                              By: /s/ Kevin K. Nanke
                                   Kevin K. Nanke, Chief Financial
                                   Officer and Treasurer