Form 10-Q
period 2006-06-30
AMBER RESOURCES CO OF COLORADO
filed 2006-08-14
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-8874
Amber Resources Company of Colorado
(Exact name of registrant as specified in its charter)

Delaware	84-0750506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17th Street, Suite 4300
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 293-9133
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
4,666,185 shares of common stock $.0625 par value were outstanding as of August 11, 2006.

The terms “Amber,” “Company,” “we,” “our,” and “us” refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:	$—	$—

Property and Equipment:
Oil and gas properties, at cost (using the successful efforts method of accounting):
Undeveloped offshore California properties	5,006,560	5,006,560

	$5,006,560	$5,006,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:	$—	$—

Commitments

Stockholders’ Equity:
Preferred stock, $.10 par value; authorized 5,000,000 shares of Class A convertible preferred stock, none issued	—	—
Common stock, $.0625 par value; authorized 25,000,000 shares, issued 4,666,185 shares at June 30, 2006 and December 31, 2005	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(1,105,700)	(1,050,587)
Advance from parent	65,391	10,278

Total stockholders’ equity	5,006,560	5,006,560

	$5,006,560	$5,006,560

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005

Revenue:
Oil and gas sales	$—	$—

Operating expenses:
Exploration expenses	—	1,739
General and administrative, including $25,000 in 2006 and 2005 to parent	28,337	26,482

Net loss	(28,337)	(28,221)

Accumulated deficit at beginning of the period	(1,077,363)	(964,590)

Accumulated deficit at end of the period	$(1,105,700)	$(992,811)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Revenue:
Oil and gas sales	$—	$—

Operating expenses:
Exploration expenses	—	1,739
General and administrative, including $50,000 in 2006 and 2005 to parent	55,113	56,706

Net loss	(55,113)	(58,445)

Accumulated deficit at beginning of the period	(1,050,587)	(934,366)

Accumulated deficit at end of the period	$(1,105,700)	$(992,811)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(55,113)	$(58,445)

Net cash used in operating activities	(55,113)	(58,445)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Advances from parent	55,113	58,035

Net cash provided by financing activities	55,113	58,035

Net decrease in cash	—	(410)

Cash at beginning of period	—	410

Cash at end of period	$—	$—

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado’s (the “Company”) audited financial statements and notes thereto filed with the Company’s transition report on Form 10-K for the six months ended December 31, 2005. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company’s operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company’s transition report on Form 10-K for the six months ended December 31, 2005, previously filed with the Securities and Exchange Commission.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation. Actual results could differ from these estimates.
     Liquidity
     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of June 30, 2006, the Company had no working capital. This factor, among others, may indicate that without increased cash flow from the sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. Currently, the Company has no ongoing drilling or producing assets and has minimal cash requirements for its reduced activities. The Company is 91.68% owned by Delta Petroleum Corporation (“Delta”) and depends on Delta to fund its operations. The Company believes that advances from Delta or, if necessary, proceeds from the sale of undeveloped properties and other sources of funds will be adequate to fund our operating expenses and satisfy our current liabilities over the next year.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(2) Unproved Undeveloped Offshore California Properties
     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on June 30, 2006 and December 31, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company’s investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at June 30, 2006 and that no impairment in the carrying values has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.
     The Company and its parent company, Delta Petroleum Corporation, are among twelve plaintiffs in a lawsuit that was filed on January 9, 2002 in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. The Complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and by failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued. The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.
     The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(2) Unproved Undeveloped Offshore California Properties (Continued)
In the event, however, that the Company receives any proceeds as the result of such litigation, it will be obligated to pay a portion of any amount received by it to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.
     On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. The court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.
The Company and Delta are among the current lessees of the thirty six leases that are the subject of the ruling, but the Company would only be entitled to receive a very small percentage of the aggregate amount awarded in the event that the ruling is not overturned. The government has filed a motion for reconsideration of this ruling as it relates to amounts that the Company would be entitled to receive, and discovery on the issues presented is currently in progress. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the other amounts that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward Looking Statements
     The statements contained in this report which are not historical fact are “forward looking statements” that involve various important risks, uncertainties and other factors which could cause the Company’s actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company’s transition report on Form 10-KT.
     Critical Accounting Policies and Estimates
     The discussion and analysis of the Company’s financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-KT for our year ended December 31, 2005. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies, liquidity and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company’s financial statements.
     Background
     Amber Resources Company of Colorado (“Amber, the “Company,” “we,” “us” and “our”) was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.
     Liquidity and Capital Resources.
     At June 30, 2006 and December 31, 2005, we had no working capital.
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
     Unproved Undeveloped Offshore California Properties
     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both June 30, 2006 and December 31, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
     Results of Operations
     Net loss. We reported net losses of $28,337 and $28,221 for the three months ended June 30, 2006 and 2005, respectively. We reported net losses of $55,113 and $58,445 for the six months ended June 30, 2006 and 2005, respectively.
     As we sold all of our producing properties to Delta on July 1, 2001, there was no revenue during the three and six month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. Exploration expense during both 2006 periods was zero and during both 2005 periods was $1,739. During the three months ended June 30, 2006 and 2005, general and administrative expenses were $28,337 and $26,482, respectively. During the six months ended June 30, 2006 and 2005, general and administrative expenses were $55,113 and $56,706, respectively. The majority of the expense in all periods is a management fee of $25,000 per quarter paid to Delta.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments to any degree for trading purposes. All of our revenue and related receivables are expected to be payable in U.S. dollars.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
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
On November 15, 2005, the United States Court of Federal Claims issued a ruling in the suit granting the plaintiffs’ motion for summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. The court’s ruling also denied the United States’ motion to dismiss and motion for summary judgment. The United States Court of Federal Claims ruled that the federal government’s imposition of new and onerous requirements that stood as a significant obstacle to oil and gas development breached agreements that it made when it sold thirty six out of the total forty offshore California federal leases that are the subject of the litigation. The Court further ruled that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale.
We and Delta are among the current lessees of the thirty six leases that are the subject of the ruling, but we would only be entitled to receive a very small percentage of the aggregate amount awarded in the event that the ruling is not overturned. The government has filed a motion for reconsideration of this ruling as it relates to amounts that we would be entitled to receive, and discovery on the issues presented is currently in progress. The final ruling in the case will not be made until the Court addresses the plaintiffs’ additional claims regarding the four additional leases, as well as their claims regarding the other amounts that have been spent in the successful efforts to find oil and gas in the disputed lease area, and other matters. The final ruling, including the ruling made on November 15, will be subject to appeal, and no payments will be made until all appeals have either been waived or exhausted.
ITEM 1A. RISK FACTORS
     There have been no material changes to the Risk Factors included in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2005.
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

AMBER RESOURCES COMPANY OF COLORADO (Registrant)
Date: August 14, 2006	By:	/s/ Roger A. Parker
Roger A. Parker
President and Chief Executive Officer

	By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Chief Financial
Officer and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically