Form 10-Q
period 2006-09-30
AMBER RESOURCES CO OF COLORADO
filed 2006-11-14
CIK 276750

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2006

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 9, 2006.



                                    INDEX

PART I   FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets - September 30, 2006 (unaudited) and
          December 31, 2005 ....................................    3

         Statements of Operations and Accumulated Deficit
          for the Three Months Ended September 30, 2006 and 2005
          (unaudited) ..........................................    4

         Statements of Operations and Accumulated Deficit for
          the Nine Months Ended September 30, 2006 and 2005
          (unaudited) ..........................................    5

         Statements of Cash Flows for the Nine Months Ended
          September 30, 2006 and 2005 (unaudited) .............     6

         Notes to Financial Statements (unaudited) .............    7

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................   10

ITEM 3.  Quantitative and Qualitative Disclosures About
          Market Risk ..........................................   11

ITEM 4.  Controls and Procedures ...............................   12

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings .....................................   12

ITEM 1A. Risk Factors ..........................................   13

ITEM 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds ..........................................   13

ITEM 3.  Defaults on Senior Securities .........................   13

ITEM 4.  Submission of Matters to a Vote of Security Holders ...   13

ITEM 5.  Other Information .....................................   13

ITEM 6.  Exhibits ..............................................   13




The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS

                                                 September 30,  December 31,
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

Commitments

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
  5,000,000 shares of Class A convertible
  preferred stock, none issued                          -              -
 Common stock, $.0625 par value; authorized
  25,000,000 shares, issued 4,666,185 shares
  at September 30,2006 and December 31, 2005         291,637        291,637
 Additional paid-in capital                        5,755,232      5,755,232
 Accumulated deficit                              (1,130,811)    (1,050,587)
 Advance from parent                                  90,502         10,278
                                                 -----------     ----------
     Total stockholders' equity                    5,006,560      5,006,560
                                                 -----------     ----------
                                                 $ 5,006,560     $5,006,560
                                                 ===========     ==========









                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Three Months Ended
                                                       September 30,
                                                    2006            2005
                                                 -----------     ----------

Revenue:
  Oil and gas sales                              $      -      $      -
                                                 -----------   -----------

Operating expenses:
   Exploration expenses                                 -            1,222
   General and administrative, including
   $25,000 in 2006 and 2005 to parent                 25,111        26,824
                                                 -----------   -----------
     Net loss                                        (25,111)      (28,046)

Accumulated deficit at beginning of the period    (1,105,700)     (992,811)
                                                 -----------   -----------

Accumulated deficit at end of the period         $(1,130,811)  $(1,020,857)
                                                 ===========   ===========

Basic and diluted loss per common share          $     (0.01)  $     (0.01)
                                                 ===========   ===========

Weighted average number of common shares
  outstanding                                      4,666,185     4,666,185
                                                 ===========     =========

















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                    2006            2005
                                                 -----------     ----------

Revenue:
  Oil and gas sales                              $      -        $    -
                                                 -----------     ---------

Operating expenses:
  Exploration expenses                                  -            2,961
  General and administrative, including
   $50,000 in 2006 and 2005 to parent                 80,224        83,530
                                                 -----------     ---------
     Net loss                                        (80,224)      (86,491)

Accumulated deficit at beginning of the period    (1,050,587)     (934,366)
                                                 -----------     ---------

Accumulated deficit at end of the period         $(1,130,811)  $(1,020,857)
                                                 ===========   ===========

Basic and diluted loss per common share          $     (0.02)  $     (0.02)
                                                 ===========   ===========

Weighted average number of common shares
  outstanding                                      4,666,185     4,666,185
                                                 ===========   ===========


















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                    2006           2005
                                                  ---------     ---------
Cash flows from operating activities:
  Net loss                                        $ (80,224)    $ (86,491)
                                                  ---------     ---------
Net cash used in operating activities               (80,224)      (86,491)

Cash flows from investing activities:
Net cash used in investing activities                  -             -

Cash flows from financing activities:
  Advances from parent                               80,224        86,081
                                                  ---------     ---------
Net cash provided by financing activities            80,224        86,081

Net decrease in cash                                   -             (410)
                                                  ---------     ---------

Cash at beginning of period                            -              410
                                                  ---------     ---------
Cash at end of period                             $    -        $       -
                                                  =========     =========























                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2006
(Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's (the "Company") audited financial statements and notes thereto filed with the Company's transition report on Form 10-KT for the six months ended December 31, 2005. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's transition report on Form 10-KT for the six months ended December 31, 2005, previously filed with the Securities and Exchange Commission.

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of September 30, 2006, the Company had no working capital. This factor, among others, may indicate that without increased cash flow from the sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. Currently, the Company has no ongoing drilling or producing assets and has minimal cash requirements for its reduced activities. The Company is 91.68% owned by Delta Petroleum Corporation ("Delta") and depends on Delta to fund its operations. The Company believes that advances from Delta or, if necessary, proceeds from the sale of undeveloped properties and other sources of funds will be adequate to fund its operating expenses and satisfy its current liabilities over the next year.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2006
(Unaudited)

(2)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on September 30, 2006 and December 31, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at September 30, 2006 and that no impairment in the carrying values has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     The Company and its parent company, Delta Petroleum Corporation, are among twelve plaintiffs in a lawsuit that was filed on January 9, 2002 in the United States Court of Federal Claims in Washington, D.C. alleging that the U.S. government has materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's offshore California properties. The complaint is based on allegations by the collective plaintiffs that the United States has materially breached the terms of certain of their offshore California leases by attempting to deviate significantly from the procedures and standards that were in effect when the leases were entered into, and failing to carry out its own obligations relating to those leases in a timely and fair manner. More specifically, the plaintiffs have alleged that the judicial determination in the California v. Norton case that a 1990 amendment to the Coastal Zone Management Act that required the government to make a consistency determination prior to granting lease suspension requests in 1999, constitutes a material change in the procedures and standards that were in effect when the leases were issued.
The plaintiffs have also alleged that the United States has failed to afford them the timely and fair review of their lease suspension requests which has resulted in significant, continuing and material delays to their exploratory and development operations.

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses. The total

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2006
(Unaudited)

(2)  Unproved Undeveloped Offshore California Properties (Continued)

amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion with additional amounts for exploration costs and related expenses, but the Company would only receive a very small percentage of that amount. In the event that the Company receives any proceeds as the result of such litigation, it will be obligated to pay a portion of any amount received by it to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause the Company's actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in the Company's transition report on Form 10-K.

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our year ended December 31, 2005. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies, liquidity and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber," the "Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources

     At September 30, 2006 and December 31, 2005, we had no working capital.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both September 30, 2006 and December 31, 2005. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss. We reported net losses of $25,111 and $28,046 for the three months ended September 30, 2006 and 2005, respectively and net losses of $80,224 and $86,491 for the nine months ended September 30, 2006 and 2005, respectively.

     As we sold all of our producing properties to Delta on July 1, 2001, there was no revenue during the three and nine month periods. Also, because of the sale of the properties, there were no lease operating expenses or depletion. Exploration expense during both the 2006 and 2005 periods was insignificant. During the three months ended September 30, 2006 and 2005, general and administrative expenses were $25,111 and $26,824, respectively. During the nine months ended September 30, 2006 and 2005, general and administrative expenses were $80,224 and $83,530, respectively. The majority of the expense in all periods is a management fee of $25,000 per quarter paid to Delta.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The suit seeks compensation for the lease bonuses and rentals paid to the Federal government, exploration costs and related expenses. The total amount claimed by all lessees for bonuses and rentals exceeds $1.2 billion with additional amounts for exploration costs and related expenses, but we would only receive a very small percentage of that amount. In the event that we receive any proceeds as the result of such litigation, we will be obligated to pay a portion of any amount received by us to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

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

                                AMBER RESOURCES COMPANY OF COLORADO
                                (Registrant)



Date: November 10, 2006         By: /s/ Roger A. Parker
                                   Roger A. Parker
                                   President and Chief Executive Officer



                                By: /s/ Kevin K. Nanke
                                   Kevin K. Nanke, Chief Financial
                                   Officer and Treasurer