Form 10-K
period 2006-12-31
AMBER RESOURCES CO OF COLORADO
filed 2007-03-29
CIK 276750

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2006

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-8874

                      AMBER RESOURCES COMPANY OF COLORADO
                     (FORMERLY NAMED AMBER RESOURCES COMPANY)
              (Exact name of registrant as specified in its charter)

             Delaware                              84-0750506
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

        370 17th Street, Suite 4300
             Denver, Colorado                          80202
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (303) 293-9133

Securities registered under Section 12(b) of the Act: None

Securities registered under to Section 12(g) of the Act: Common Stock, $.0625 par value

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of June 30, 2006 could not be determined because there is no established public trading market.

As of March 26, 2007, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.


                              TABLE OF CONTENTS

                                   PART I

                                                                       PAGE

Item 1.     DESCRIPTION OF BUSINESS ..................................   4
Item 1A.    RISK FACTORS .............................................   9
Item 1B.    UNRESOLVED STAFF COMMENTS ................................  14
Item 2.     DESCRIPTION OF PROPERTIES ................................  14
Item 3.     LEGAL PROCEEDINGS ........................................  18
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......  18

                                   PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS .....................................  19
Item 6.     SELECTED FINANCIAL DATA ..................................  20
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ....................  20
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISKS ..................................................  25
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............  25
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE ....................  25
Item 9A.    CONTROLS AND PROCEDURES ..................................  25
Item 9B.    OTHER INFORMATION ........................................  26

                                  PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......  27
Item 11.    EXECUTIVE COMPENSATION ...................................  28
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT .............................................  28
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........  29
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES ...................  30

                                  PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES ..................  31


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

  * Historically, natural gas and crude oil prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets generally and are outside of our control.

  * Changes in the legal, political and/or regulatory environment could have a material adverse effect on our future results of operations and financial condition. Our ability to economically produce and sell any future oil and gas production may be affected and could possibly be restrained by a number of legal, political and regulatory factors, particularly with respect to our offshore California properties which are the subject of significant political controversy due to environmental concerns.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Amber Resources Company of Colorado, formerly named "Amber Resources Company" ("Amber," "we" or "us"), is engaged in the exploration, development and production of oil and gas properties. Our business is conducted in the U.S. coastal waters offshore California. As of December 31, 2006, our remaining principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California. There continue to be uncertainties as to the timing of the development of these offshore properties. (See "Description of Properties," Item 2 herein.) On July 1, 2001 we sold all of our remaining proved producing properties to Delta Petroleum Corporation ("Delta").

On February 10, 2006, our Board of Directors made the decision to change our fiscal year end from June 30 to December 31, effective December 31, 2005. This Form 10-K includes information for the year ended December 31, 2006, six-month transitional period ended December 31, 2005 and for the twelve-month periods ended June 30, 2005 and 2004. In this Form 10-K, when we refer to "fiscal 2007" we mean the twelve-month period ending December 31, 2007.

In June 2004, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 4300, 370 17th Street, Denver, Colorado 80202. As of December 31, 2006, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

At December 31, 2006, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

Business of Issuer

During the year ended December 31, 2006, we were engaged in only one industry, namely the acquisition, exploration and development of offshore oil and gas properties and related business activities. Our oil and gas operations now are comprised solely of the development of our offshore interests in undeveloped offshore Federal leases and units near Santa Barbara, California. We have no production and no proved reserves.

Principal Products or Services and Their Markets

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

Distribution Methods of the Products or Services

We do not currently have any oil or gas production. Generally, when a company does have production, oil is picked up and transported by the purchaser from the wellhead. In some instances a fee is charged for the cost of transporting the oil, which fee is deducted from or accounted for in the price paid for the oil. Natural gas wells are connected to pipelines generally owned by the natural gas purchasers. A variety of pipeline transportation charges is usually included in the calculation of the price paid for the natural gas.

Status of Any Publicly Announced New Product or Service

We have not made a public announcement of, and no information has otherwise become public about, a new product or industry segment requiring the investment of a material amount of our total assets.

Competitive Business Conditions

Oil and gas exploration and development of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. We do not hold a significant competitive position in the oil and gas industry.

Sources and Availability of Raw Materials and Names of Principal Suppliers

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

Dependence on One or a Few Major Customers

The loss of any customer would not have a material adverse effect on our business because of the availability of alternative customers and the marketability of the oil and gas in the regions where our undeveloped properties are located. We currently do not have any oil or gas production and consequently we do not currently have any customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We do not own any patents, trademarks, licenses, franchises, concessions, or royalty agreements except oil and gas interests acquired from industry participants, private landowners and state and federal governments. We are not a party to any labor contracts.

Need for Any Governmental Approval of Principal Products or Services

Except that we must obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas, we do not need to obtain governmental approval of our principal products or services. Governmental approval, however, has been a major impediment to the development of our undeveloped properties.

Government Regulation of the Oil and Gas Industry

General

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

Oil Spills

The Federal Clean Water Act ("CWA") and the Federal Oil Pollution Act of 1990, as amended ("OPA"), impose significant penalties and other liabilities with respect to oil spills that damage or threaten navigable waters of the United States. Under the OPA, (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel. However, these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances. To date, we have not had any material spills.

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

Offshore Production

Offshore oil and gas operations in U.S. waters are subject to regulations of the United States Department of the Interior, Mineral Management Service which currently imposes strict liability upon the lessee under a federal lease for the cost of clean up of pollution resulting from the lessee's operations. As a result, such lessee could be subject to possible liability for pollution damages. In the event of a serious incident of pollution, the Department of the Interior may require a lessee under federal leases to suspend or cease operations in the affected areas. Our leases are undeveloped and currently pose no liability for pollution damages.

Research and Development

We do not engage in any research and development activities. Since our inception, we have not had any customer or government-sponsored material research activities relating to the development of any new products, services or techniques, or the improvement of existing products.

Environmental Protection

Because we are engaged in the business of acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that such expenditures will be material during the year ending December 31, 2007.

Employees

We have no full time employees.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully read and consider the risks described below before deciding to invest in our securities. The occurrence of any of the following risks could materially harm our business, financial condition, results of operations or cash flows. In any such case, the trading price of our common stock and other securities could decline, and you could lose all or part of your investment. When determining whether to invest in our securities, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

Risks Related To Our Business and Industry

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

We are controlled by Delta.

As of December 31, 2006, Delta owned 91.68% of our outstanding common stock. Accordingly, Delta controls the election of our officers and directors and the management of our business. Delta's ownership of such a large percentage of our shares may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

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

We depend on Delta to provide management services.

None of our management personnel is employed by our Company, but are instead employees of Delta. The loss of any one of our management personnel could severely harm our business. If we cannot retain our current management or attract additional experienced personnel, our ability to conduct our business could be adversely affected.

We may not be permitted to develop some of our offshore California properties or, if we are permitted, the substantial cost to develop these properties could result in a reduction of our interest in these properties or cause us to incur penalties.

Certain of our offshore California undeveloped properties, in which we have ownership interests ranging from 0.87% to 6.97%, are attributable to our interests in three unproved undeveloped oil and gas properties located offshore of California near Santa Barbara. These properties had a cost basis of approximately $5.0 million at December 31, 2006. The development of these properties is subject to extensive regulation and is currently the subject of litigation. Further actions to develop these properties have been delayed pending the outcome of a lawsuit that was filed in the United States Court of Federal Claims in Washington, D.C. by Amber Resources Company of Colorado and ten other property owners alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. None of these leases is currently impaired, but in the event that they are found not to be valid for some reason, in the future it would appear that they would become impaired. For example, if there is a future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and we decide not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear our appeal of any such ruling or ultimately makes an adverse determination, it is likely that some or all of these leases would become impaired and written off at that time. It is also possible that other events could occur that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

In addition, the cost to develop these properties will be substantial. The cost to develop all of the offshore California properties in which we own an interest, including delineation wells, environmental mitigation, development wells, fixed platforms, fixed platform facilities, pipelines and power cables, onshore facilities and platform removal over the life of the properties (assumed to be 38 years), is estimated to be in excess of $3.0 billion. There will be additional costs of a currently undetermined amount to develop the Rocky Point Unit. Each working interest owner will be required to pay its proportionate share of these costs based upon the amount of the interest that it owns. If we are unable to fund our share of these costs or otherwise cover them through farm-outs or other arrangements, then we could either forfeit our interest in certain wells or properties or suffer other penalties in the form of delayed or reduced revenues under our various unit operating agreements, which could impact the ultimate realization of this investment. The estimates discussed above may differ significantly from actual results.

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

Risks Related To Our Stock

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

Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, a plurality of holders of our outstanding common stock will be able to elect all of our directors. As of December 31, 2006, Delta owned 91.68% of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

Office Facilities

We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

Oil and Gas Properties

We own interests in undeveloped offshore Federal leases and units located near Santa Barbara, California. We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during the year ended December 31, 2006, the six months ended December 31, 2005 or fiscal years ended June 30, 2005 and 2004. No reserves estimates were prepared for these periods as all remaining leases are undeveloped.

Offshore Federal Waters: Santa Barbara, California Area

Unproved Undeveloped Properties

We have ownership interests ranging from 0.87% to 6.97% in three unproved undeveloped oil and gas properties located offshore California in which we have a recorded aggregate carrying value of $5.0 million at December 31, 2006 and 2005. These non-operated property interests are located in close proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, we believe that the fair values of our property interests are in excess of their carrying values at December 31, 2006, and that no impairment in the carrying values has occurred. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) which cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

Amber is among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

The Court has further ruled under a restitution theory of damages that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases, and the government filed a Notice of Appeal of the final judgment on that same date. The government's appeal of the order of final judgment may contend that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees have also filed a Notice of Appeal of the final judgment to, among other things, challenge the Court's rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. If the award is not overturned on appeal, our net share of any amount ultimately received would be small. (See
Item 3, "Legal Proceedings.")

Gato Canyon Unit. We hold a 6.97% working interest, with capitalized costs of approximately $3.2 million, in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit, three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including our federal leases and/or units).

The Gato Canyon field is located in the Santa Barbara Channel approximately three to five miles offshore. Water depths range from 280 feet to 600 feet in the area of the field. Oil and gas produced from the field are anticipated to be processed onshore at the existing Las Flores Canyon facility. Las Flores Canyon has been designated a "consolidated site" by Santa Barbara County and is available for use by offshore operators. Any processed oil is expected to be transported out of Santa Barbara County in the All American Pipeline. Offshore pipeline distance to access the Las Flores site is approximately six miles. Our share of the estimated capital costs to develop the Gato Canyon field is approximately $20 million.

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

Lion Rock Unit. We hold a 1% net profits interest, with capitalized costs of approximately $1.5 million, in the Lion Rock Unit. The Lion Rock Unit is operated by Aera Energy LLC.

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

The Lion Rock Unit is held under a directed suspension of operations with no specified end date. It is anticipated that, upon the resumption of activities, there will be an interpretation of the 3D seismic survey and the preparation of an updated Plan of Development leading to production. Additional delineation wells may or may not be drilled, depending on the outcome of the interpretation of the 3D survey.

Sword Unit. We hold a .87% working interest, with capitalized costs of approximately $280,000, in the Sword Unit. This 12,240 acre unit is operated by Samedan Oil Corporation. In aggregate, three wells have been drilled on this unit of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6E API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985.

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

Production

Since we sold our producing properties, we no longer have any sales contracts in place. During the year ended December 31, 2006, the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004 we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer.

The profitability of our oil and gas production activities is affected by fluctuations in the sale prices of any oil and gas production. (See "Management's Discussion and Analysis of Financial Condition and Plan of Operations").

Impairment of Long Lived Assets

Unproved Undeveloped Offshore California Properties

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

Productive Wells and Acreage

As of December 31, 2006 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut in wells. Developed acreage consists of acres spaced or assignable to productive wells.

Undeveloped Acreage

At December, 31, 2006, we held undeveloped acreage by state as set forth below:

                                          Undeveloped Acres (1)
            Location                        Gross       Net
            --------                        ------      ---
            California (1)                  22,340      811

(1) Consists of Federal leases offshore near Santa Barbara, California.

Drilling Activities

During the year ended December 31, 2006, we did not participate in any drilling activities.

ITEM 3.  LEGAL PROCEEDINGS

Amber is among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

The Court has further ruled under a restitution theory of damages that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases, and the government filed a Notice of Appeal of the final judgment on that same date. The government's appeal of the order of final judgment may contend that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees have also filed a Notice of Appeal of the final judgment to, among other things, challenge the Court's rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. If the award is not overturned on appeal, our net share of any amount ultimately received would be small.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2006.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market or Markets

We currently have, and have had for the periods covered by this report, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future.
Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during the year ended December 31, 2006, the six months ended December 31, 2005 and fiscal years ended June 30, 2005 and 2004 have not been available.

Approximate Number of Holders of Common Stock

The number of holders of record of our securities at March 1, 2007 was approximately 1,000.

Dividends

We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.



                           Year Ended              Six
                           December 31,       Months Ended                         Years Ended June 30,
                    -----------------------    December 31,               ------------------------------------
                       2006         2005          2005          2005         2004         2003         2002
                    ----------   ----------   -------------  ----------   ----------   ----------   ----------
                                (Unaudited)

Total Revenues      $     -      $     -      $     -        $     -      $     -      $    -       $   73,960
Income (loss) from
 Operations         $(107,127)   $ (116,221)  $  (57,775)    $ (110,240)  $ (109,308)  $ (128,936)  $  (54,622)
Income/(Loss)
 Per Share          $    (.02)   $     (.02)  $     (.01)    $     (.02)  $     (.02)  $     (.03)  $     (.01)

Total Assets        $5,006,560   $5,006,560   $5,006,560     $5,006,560   $5,007,139   $5,007,427   $5,006,957
Total Liabilities   $  117,405   $     -      $     -        $     -      $     -      $     -      $    2,912
Total Stockholders'
 Equity             $4,889,155   $5,006,560   $5,006,560     $5,006,560   $5,007,139   $5,007,427   $5,004,045
Total Long-Term
 Liabilities        $     -      $     -      $     -        $     -      $     -      $     -      $     -




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Liquidity and Capital Resources

At December 31, 2006 and 2005, we had no working capital. The cash used in operating activities of $107,127, during the year ended December 31, 2006, remained consistent with $116,221 for the year ended December 31, 2005. The lack of cash flow from operations may inhibit the Company from meeting its obligations in a timely manner unless additional financing or the sale of properties occurs. The Company had a payable to Delta of $117,405 at December 31, 2006. If necessary, we expect that Delta will provide funds to meet our operating needs and obligations for costs incurred with our offshore undeveloped California properties.

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

Results of Operations

The following discussion and analysis relate to items that have affected our results of operations for the years ended December 31, 2006 and 2005, six months ended December 31, 2005 and 2004, and the fiscal years ended June 30, 2005 and 2004. During 2006, we changed our fiscal year end from June 30 to December 31, effective December 31, 2005. Accordingly, we have presented below for comparative purposes only unaudited historical statements of operations for the year ended December 31, 2005 and six months ended December 31, 2004. The following table sets forth (in thousands), for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.



                                         Years Ended            Six Months Ended          Years Ended
                                         December 31,             December 31,              June 30,
                                   ------------------------  ---------------------   ---------------------
                                      2006         2005        2005        2004        2005        2004
                                   -----------  -----------  ---------   ---------   --------   ----------
                                   (Unaudited)  (Unaudited)

Oil and gas sales                  $    -       $    -       $   -       $   -       $   -      $     -

Operating Expenses:
Exploration expense                     -           6,041       4,302      (1,504)        235        1,441
General and administrative,
 including $100,000 for the
 years ended December 31,
 2006 and 2005, $50,000 for
 the six months ended December
 31, 2005 and 2004, and
 $100,000 for the years ended
 June 30, 2005 and 2004 payable
 to parent                           107,127      110,180      53,473      53,299      110,005     107,867
                                   ---------    ---------    --------    --------    ---------   ---------
     Total operating expenses        107,127      116,221      57,775      51,795      110,240     109,308
                                   ---------    ---------    --------    --------    ---------   ---------
Operating loss                      (107,127)    (116,221)    (57,775)    (51,795)    (110,240)   (109,308)
                                   ---------    ---------    --------    --------    ---------   ---------
Net loss                           $(107,127)   $(116,221)   $(57,775)   $(51,795)   $(110,240)  $(109,308)
                                   =========    =========    ========    ========    =========   =========




Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
(Unaudited)

Net Income. Our net losses for the years ended December 31, 2006 and 2005 were $107,127 and $116,221 respectively. As all of our producing properties were sold on July 1, 2001 there were no revenues, production volumes, lease operating expenses or depletion in the years ended December 31, 2006 and December 31, 2005.

Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $0 and $6,041 for the years ended December 31, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expense for the year ended December 31, 2006 was $107,127 compared to $110,180 for the year ended December 31, 2005 and primarily consisted of expenses allocated from Delta.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004 (Unaudited)

Net Income. Our net losses for the six months ended December 31, 2005 and 2004 were $57,775 and $51,795 respectively. As all of our producing properties were sold on July 1, 2001 there were no revenues, production volumes, lease operating expenses or depletion in the six months ended December 31, 2005, and December 31, 2004.

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

General and Administrative Expenses. General and administrative expense for the year ended June 30, 2005 was $110,005 compared to $107,867 for the year ended June 30, 2004, and primarily consisted of expenses allocated from Delta.

Critical Accounting Policies and Estimates

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

Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we did not record an impairment during the year ended December 31, 2006, the six months ended December 31, 2005 or years ended June 30, 2005 and 2004.

Recently Issued Accounting Standards and Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for fiscal year commencing January 1, 2008. The Company has not yet completed its assessment of how adoption of this pronouncement may impact the Company's financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the December 31, 2006 year-end. The adoption of SAB 108 had no impact on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for our fiscal year commencing January 1, 2007. At this time, we do not expect the adoption of FIN 48 to have an impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2006. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

ITEM 9B. OTHER INFORMATION

None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our executive officers and directors as of March 1, 2007 is set forth below:

         Name          Age         Positions             Period of Service
         ----          ---         ---------             -----------------

Roger A. Parker         45    President, Chief          May 1987 to Present
                              Executive Officer,
                              Chairman and a Director

Jerrie F. Eckelberger   62    Director                  September 1996 to
                                                        Present

Kevin K. Nanke          42    Treasurer and Chief       December 1999 to
                              Financial Officer         Present

Stanley F. Freedman     58    Executive Vice President  January 3, 2006 to
                              and Secretary             Present

The following is biographical information as to the business experience of each of our current officers and directors.

Roger A. Parker has been our President, Chief Executive Officer and a Director since May of 1987 and our Chairman since January 3, 2006. Mr. Parker also serves as a Director, Chief Executive Officer since April of 2002 and Chairman of the Board since July 1, 2005 for Delta Petroleum Corporation. Since April 1, 2005, he also serves as Executive Vice President and Director of DHS Drilling Company. He received a Bachelor of Science in Mineral Land Management from the University of Colorado in 1983. He is a board member of the Independent Producers Association of the Mountain States (IPAMS). He also serves on other boards, including Community Banks of Colorado.

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

We do not have our own code of ethics. We have not adopted a code of ethics because Delta Petroleum Corporation has a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

ITEM 11.  EXECUTIVE COMPENSATION

No officer or director received compensation directly from us during the year ended December 31, 2006, the six months ended December 31, 2005 or years ended June 30, 2005 and 2004. Messrs. Parker and Nanke, Chairman and President and Chief Financial Officer, respectively, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) & (b) Security Holdings of Management and Persons Controlling more than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of                  Amount & Nature of
Beneficial Owners                   Beneficial Ownership    Percent of Class
-------------------                 --------------------    ----------------

Delta Petroleum Corporation             4,277,977 (1)           91.68% (1)
370 17th Street, Suite 4300
Denver, CO 80202

Roger A. Parker                         4,277,977 (1)           91.68% (1)
370 17th Street, Suite 4300
Denver, CO  80202

Jerrie F. Eckelberger                   4,277,977 (1)           91.68% (1)
7120 East Orchard Road
Englewood, CO 80111

Kevin K. Nanke                          4,277,977 (1)           91.68% (1)
370 17th Street, Suite 4300
Denver, CO 80202

Stanley F. Freedman                     4,277,977 (1)           91.68% (1)
370 17th Street, Suite 4300
Denver, CO 80202

All Directors and Executive             4,277,977 (1)           91.68% (1)
Officers as a Group (4 persons)
________________

(1) All shares are owned by Delta; Messrs. Parker, Eckleberger, Nanke and Freedman are officers, directors and/or shareholders of Delta.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement may be cancelled by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. This agreement replaces a previous agreement which allocated similar expenses based on our proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the year ended December 31, 2006, $50,000 for the six months ended December 31, 2005 and $100,000 for the years ended June 30, 2005 and 2004. We had payables to Delta of $117,405 and $10,278 at December 31, 2006 and 2005 respectively, and receivables from Delta of $47,498 and $157,159 recorded as reductions or increases in equity at June 30, 2005 and 2004, respectively.

On July 1, 2001, we sold all of our proved producing properties to Delta, which owns over 91% of our issued and outstanding shares, for approximately $107,000. The sale price was calculated as being an amount equal to the net present value of the estimated hydrocarbons beneath the properties using a discount rate of 10% as determined by third party, independent engineers.

Management believes that the terms of this transaction were on terms no less favorable to us than could have been obtained from an independent third party.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the annual financial statements of the Company for the year ended December 31, 2006 and the review of the financial statements included in the Company's Forms 10-Q for such fiscal year were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. "Certain Relationships and Related Transactions.")

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: No fees were billed for professional services rendered by KPMG LLP for financial information systems design and implementation services for the year ended December 31, 2006.

ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the year ended December 31, 2006.

AUDIT COMMITTEE PRE-APPROVAL POLICY: The Company's independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee of Delta must pre-approve permissible non-audit services. During the year ended December 31, 2006, Delta's Audit Committee did not have to approve any non-audit services provided to Delta and its subsidiaries by the independent registered public accounting firm, as none were provided.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm ..... F-1

          Balance Sheets as of December 31, 2006 and 2005 ............. F-2

          Statements of Operations and Accumulated Deficit
           Year Ended December 31, 2006, the six months ended
           December 31, 2005 and Years Ended June 30, 2005 and 2004 ... F-3

          Statements of Cash Flows
           Year Ended December 31, 2006, the six months ended
           December 31, 2005 and Years Ended June 30, 2005 and 2004 ... F-4

          Notes to Financial Statements ............................... F-5

(a)(2)    Financial Statement Schedules
          -----------------------------

          None

(a)(3)    Exhibits
          --------

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

(32) Section 1350 Certifications.

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350.  Filed herewith electronically.

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350.  Filed herewith electronically.

(99) Additional Exhibits.  Not applicable.

___________________

*  Management contracts and compensatory plans.

















                                       33




Report of Independent Registered Public Accounting Firm


The Board of Directors
Amber Resources Company of Colorado
(A subsidiary of Delta Petroleum Corporation):


We have audited the accompanying balance sheets of Amber Resources Company of Colorado (the "Company"), a subsidiary of Delta Petroleum Corporation, as of December 31, 2006 and 2005 and the related statements of operations and accumulated deficit, and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005, and the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the six months ended December 31, 2005, and the years ended June 30, 2005 and 2004, in conformity with United States generally accepted accounting principles.




                                    /s/ KPMG LLP

                                    KPMG LLP


Denver, Colorado
March 7, 2007

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS

                                                December 31,     December 31,
                                                   2006             2005
                                                ------------     ------------
                                   ASSETS

Current assets:                                 $      -         $      -

Property and equipment:
 Oil and gas properties, successful efforts
 method of accounting:
  Unproved undeveloped offshore California        5,006,560        5,006,560
                                                -----------      -----------
  Net property                                    5,006,560        5,006,560
                                                -----------      -----------
     Total assets                               $ 5,006,560      $ 5,006,560
                                                ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Payable to parent                              $   117,405      $      -

Stockholders' equity:
 Preferred stock, $.10 par value:
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued             -                -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, issued 4,666,185
  shares at December 31, 2006 and  2005             291,637          291,637
 Additional paid-in capital                       5,755,232        5,755,232
 Accumulated deficit                             (1,157,714)      (1,050,587)
 Advance from parent                                   -              10,278
                                                -----------      -----------
     Total stockholders' equity                   4,889,155        5,006,560
                                                -----------      -----------
     Total liabilities and stockholders'
      equity                                    $ 5,006,560      $ 5,006,560
                                                ===========      ===========











See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT




                                     Year Ended     Six Months Ended
                                     December 31,     December 31,        Years Ended June 30,
                                        2006              2005             2005          2004
                                     ------------   -----------------   -----------   ----------
Oil and gas sales                    $      -          $      -         $     -       $     -

Operating expenses:
 Exploration expense                        -                4,302              235        1,441
 General and administrative,
  including $100,000 for
  the twelve months ended
  December 31, 2006, $50,000
  for the six months ended
  December 31, 2005 and
  $100,000 for the years
  ended June 30, 2005 and 2004
  to parent                              107,127            53,473          110,005      107,867
                                     -----------       -----------       ----------   ----------
     Total operating expenses            107,127            57,775          110,240      109,308
                                     -----------       -----------       ----------   ----------
Operating loss                          (107,127)          (57,775)        (110,240)    (109,308)
                                     -----------       -----------       ----------   ----------
     Net loss                        $  (107,127)      $   (57,775)      $ (110,240)  $ (109,308)
                                     ===========       ===========       ==========   ==========

     Accumulated deficit at
      beginning of year               (1,050,587)         (992,811)        (882,571)    (773,263)
                                     -----------       -----------       ----------   ----------
     Accumulated deficit at
      end of year                    $(1,157,714)      $(1,050,587)      $ (992,811)  $ (882,571)
                                     ===========       ===========       ==========   ==========

Basic loss per share                 $      (.02)      $      (.01)      $     (.02)  $     (.02)
                                     ===========       ===========       ==========   ==========

Weighted average number of
 common shares outstanding             4,666,185         4,666,185        4,666,185    4,666,185
                                     ===========       ===========       ==========   ==========







See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS




                                     Year Ended     Six Months Ended
                                     December 31,     December 31,        Years Ended June 30,
                                        2006              2005             2005          2004
                                     ------------   -----------------   ----------   ----------
Cash flows from operating
 activities:
  Net loss                            $(107,127)        $(57,775)       $(110,240)   $(109,308)

Net cash used in operating
 activities                            (107,127)         (57,775)        (110,240)    (109,308)
                                      ---------         --------        ---------    ---------

Cash flows from investing
 activities:
  Additions to property and
   equipment, net                          -                -                -            -

Net cash used in investing
 activities                                -                -                -            -
                                      ---------         --------        ---------    ---------

Cash flows from financing activities:
 Changes in accounts payable to
  parent                                107,127           57,775          109,661      109,020
                                      ---------         --------        ---------    ---------
Net cash provided by financing
 activities                             107,127           57,775          109,661      109,020
                                      ---------         --------        ---------    ---------
Net decrease in cash                       -                -                (579)        (288)
                                      ---------         --------        ---------    ---------
Cash at beginning of period                -                -                 579          867
                                      ---------         --------        ---------    ---------
Cash at end of period                 $    -            $   -           $    -       $     579
                                      =========         ========        =========    =========







See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(1)  Summary of Significant Accounting Policies

     Organization

Amber Resources Company of Colorado, formerly Amber Resources Company ("the Company"), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. The Company owns interests in three undeveloped oil and gas properties in federal units offshore California, near Santa Barbara. As of December 31, 2006 Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

     Fiscal Year Change

On February 10, 2005, the Board of Directors approved the change of the fiscal year end from June 30 to December 31, effective December 31, 2005. This Form 10-K includes information for the year ended December 31, 2006, six-month transitional period ended December 31, 2005 and for the twelve-month periods ended June 30, 2005 and 2004. The unaudited financial information for the year ended December 31, 2005 is as follows:

                                               Year Ended
                                            December 31, 2005
                                          ---------------------
                                          (In thousands, except
                                              per share data)

   Total Revenues                               $    -
   Operating Loss                                (116,221)
   Net Loss                                      (116,221)

   Basic loss per common share                  $    (.02)

     Liquidity

The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. Additionally, during the year ended June 30, 2002 the Company sold its remaining producing reserves to Delta for $107,045, an amount equal to the properties' net present value discounted at 10% as determined by third party independent engineers. These factors among others may indicate that without increased cash flow from sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its remaining oil and gas properties. The Company believes that it could sell oil and gas properties or obtain additional financing. However, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(1)  Summary of Significant Accounting Policies, Continued

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

     Impairment of Long Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

For undeveloped properties, the need for an impairment reserve is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the cost of the undeveloped property is no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. There has been no impairment recorded for the year ended December 31, 2006, the six months ended December 31, 2005, or the years ended June 30, 2005 and 2004.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(1)  Summary of Significant Accounting Policies, Continued

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

     Recently Issued Accounting Standards and Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for fiscal year commencing January 1, 2008. The Company has not yet completed its assessment of how adoption of this pronouncement may impact the Company's financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the December 31, 2006 year-end. The adoption of SAB 108 had no impact on our financial position or results of operations.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(1)  Summary of Significant Accounting Policies, Continued

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for our fiscal year commencing January 1, 2007. At this time, we do not expect the adoption of FIN 48 to have an impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

(2) Oil and Gas Properties

The Company is among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's offshore California properties. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

The Court has further ruled under a restitution theory of damages that the government must give back to the current lessees the more than $1.1 billion in lease bonuses it had received at the time of sale. On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases, and the government filed a Notice of Appeal of the final judgment on that same date. The government's appeal of the order of final judgment may contend that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees have also filed a Notice of Appeal of the final judgment to, among other things, challenge the Court's

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(2)  Oil and Gas Properties, Continued

rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. If the award is not overturned on appeal, our net share of any amount ultimately received would be small.

(3) Preferred Stock

The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $.10 per share. As of the year ended December 31, 2006, six months ended December 31, 2005, and years ended June 30, 2005 and 2004, no preferred stock was issued and outstanding.

(4)  Income Taxes

At December 31, 2006 and 2005, and June 30, 2005 and 2004, the Company's significant deferred tax assets and liabilities are summarized as follows:



                             Year Ended     Six Months Ended    Years Ended June 30,
                             December 31,     December 31,    -----------------------
                                2006              2005           2005         2004
                             ------------   ----------------  ----------   ----------
Deferred tax assets:
 Net operating loss
  carryforwards               $ 578,965        $ 367,333      $ 402,521     $ 503,000
                              ---------        ---------      ---------     ---------
  Gross deferred tax assets     578,965          367,333        402,521       503,000

  Less valuation allowance     (578,965)        (367,333)      (402,521)     (503,000)
                              ---------        ---------      ---------     ---------
  Net deferred tax asset      $    -           $    -         $    -        $    -
                              =========        =========      =========     =========



No income tax expense or benefit has been recorded for the year ended December 31, 2006, the six months ended December 31, 2005 or years ended June 30, 2005 and 2004 since the deferred income taxes that would have otherwise been provided were offset by the change in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return. Delta accounts for income taxes in accordance with the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109")and includes Amber's attributes in calculating its tax obligations.

The deferred tax asset has a full valuation allowance as the Company does not believe it is more likely than not that the net operating loss carryforwards will be used due to the lack of current or planned income generating activities.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(4)  Income Taxes, Continued

At December 31, 2006, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $1,535,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2007 through 2027. If not utilized, $975,000 of net operating losses will expire over the next three years.

(5)  Related Party Transactions

Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to the Company for the provision of services by Delta were $100,000 for the year ended December 31, 2006, $50,000 for the six months ended December 31, 2005 and $100,000 for the years ended June 30, 2005 and 2004. The Company had non-interest bearing payables to Delta of $117,405 and $10,278 at December 31, 2006 and 2005, respectively, and receivables from Delta of $47,498 and $157,159 recorded as a reduction in equity at June 30, 2005 and 2004, respectively.

On July 1, 2001, the Company sold all of its proved producing properties to Delta, which owns over 91% of the Company's issued and outstanding shares, for $107,045 in cash. The sale price was calculated as the net present value of the estimated hydrocarbons beneath the properties using a discount rate of 10% as determined by independent third party engineers. Management believes that the terms of this transaction were no less favorable to the Company than could have been obtained from an independent third party.

(6)  Disclosures About Capitalized Costs, Costs Incurred and Major Customers

Capitalized costs related to oil and gas producing activities are as follows:



                             Year Ended     Six Months Ended    Years Ended June 30,
                             December 31,     December 31,    -----------------------
                                2006              2005           2005         2004
                             ------------   ----------------  ----------   ----------
Unproved undeveloped
 offshore California
 properties                   $5,006,560       $5,006,560     $5,006,560   $5,006,560
                              ==========       ==========     ==========   ==========



AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(6) Disclosures About Capitalized Costs, Costs Incurred and Major Customers, Continued

Costs incurred in oil and gas producing activities for the year ended December 31, 2006, the six months ended December 31, 2005 and years ended June 30, 2005 and 2004 are as follows:



                             Year Ended     Six Months Ended    Years Ended June 30,
                             December 31,     December 31,    -----------------------
                                2006              2005           2005         2004
                             ------------   ----------------  ----------   ----------

Unproved property acquisition
 costs                         $     -          $   -           $  -         $  -

Exploration costs              $     -          $  4,302        $ 235        $1,441




A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the year ended December 31, 2006, the six months ended December 31, 2005 and years ended June 30, 2005 and 2004 is as follows:



                             Year Ended     Six Months Ended    Years Ended June 30,
                             December 31,     December 31,    -----------------------
                                2006              2005           2005         2004
                             ------------   ----------------  ----------   ----------
Oil and gas sales              $   -             $  -          $   -        $  -

Expenses:
 Lease operating                   -                -              -           -
 Depletion                         -                -              -           -
 Exploration                       -               4,302          235         1,441
                               --------          -------       ------       -------
Results of operations of
 oil and gas producing
 activities                    $   -             $(4,302)      $ (235)      $(1,441)
                               ========          =======       ======       =======




Statement of Financial Accounting Standards 131 "Disclosures about Segments of an Enterprise and Related Information" "SFAS 131" establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company manages its business through one operating segment.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(6) Disclosures About Capitalized Costs, Costs Incurred and Major Customers, Continued

As the Company had sold its producing properties at the beginning of fiscal year 2002, there were no customers for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004.

(7) Information Regarding Proved Oil and Gas Reserves (Unaudited)

Proved Oil and Gas Reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

     (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves;" (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;
(C) crude oil, natural gas, and natural gas liquid, that may occur in underlaid prospects; and (D) crude oil, natural gas, and natural gas liquid, that may be recovered from oil shales, coal, gilsonite and other such sources.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2006


(7)  Information Regarding Proved Oil and Gas Reserves (Unaudited), Continued

included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 28th day of March, 2007

                                  AMBER RESOURCES COMPANY OF COLORADO


                                  By:/s/ Roger A. Parker
                                     Roger A. Parker, Chief Executive Officer


                                  By:/s/ Kevin K. Nanke
                                     Kevin K. Nanke, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title                                      Date
-------------------                                      ----


/s/ Roger A. Parker                                   March 28, 2007
Roger A. Parker, Director


/s/ Jerrie F. Eckelberger                             March 28, 2007
Jerrie F. Eckelberger, Director