Form 10-Q
period 2007-03-31
AMBER RESOURCES CO OF COLORADO
filed 2007-05-15
CIK 276750

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007

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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 15, 2007.


                                    INDEX

PART I.  FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets - March 31, 2007 (unaudited) and
          December 31, 2006 ....................................    3

         Statements of Operations and Accumulated Deficit
          for the Three Months Ended March 31, 2007 and 2006
          (unaudited) ..........................................    4

         Statements of Cash Flows for the Three Months Ended
          March 31, 2007 and 2006 (unaudited) .............         5

         Notes to Financial Statements (unaudited) .............    6

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................    9

ITEM 3.  Quantitative and Qualitative Disclosures About
          Market Risk ..........................................    11

ITEM 4.  Controls and Procedures ...............................    11

PART II  OTHER INFORMATION .....................................    11

ITEM 1.  Legal Proceedings .....................................    11

ITEM 1A. Risk Factors ..........................................    12

ITEM 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds ..........................................    12

ITEM 3.  Defaults on Senior Securities .........................    12

ITEM 4.  Submission of Matters to a Vote of Security Holders ...    12

ITEM 5.  Other Information .....................................    12

ITEM 6.  Exhibits ..............................................    12

Signatures .....................................................    13


The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS

                                                  March 31,     December 31,
                                                    2007           2006
                                                 ----------     ------------
                                                 (Unaudited)
ASSETS

Current Assets:                                  $      -        $     -

Property and Equipment:
 Oil and gas properties, at cost (using the
  successful efforts method of accounting):
   Undeveloped offshore California properties      5,006,560      5,006,560
                                                 -----------     ----------
                                                 $ 5,006,560     $5,006,560
                                                 ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Payable to parent                           $   143,380     $  117,405

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
  5,000,000 shares of Class A convertible
  preferred stock, none issued                          -              -
 Common stock, $.0625 par value; authorized
  25,000,000 shares, issued 4,666,185 shares
  at March 31,2007 and December 31, 2006             291,637        291,637
 Additional paid-in capital                        5,755,232      5,755,232
 Accumulated deficit                              (1,183,689)    (1,157,714)
                                                 -----------     ----------
     Total stockholders' equity                    4,863,180      4,889,155
                                                 -----------     ----------
                                                 $ 5,006,560     $5,006,560
                                                 ===========     ==========













                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    2007          2006
                                                 -----------   -----------

Revenue:
  Oil and gas sales                              $      -      $      -
                                                 -----------   -----------

Operating expenses:
   Exploration expenses                                  377          -
   General and administrative, including
   $25,000 in 2007 and 2006 to parent                 25,598        26,776
                                                 -----------   -----------
     Net loss                                        (25,975)      (26,776)

Accumulated deficit at beginning of the period    (1,157,714)   (1,050,587)
                                                 -----------   -----------

Accumulated deficit at end of the period         $(1,183,689)  $(1,076,363)
                                                 ===========   ===========

Basic and diluted loss per common share          $     (0.01)  $     (0.01)
                                                 ===========   ===========

Weighted average number of common shares
  outstanding                                      4,666,185     4,666,185
                                                 ===========   ===========

















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     2007          2006
                                                  ---------     ---------
Cash flows from operating activities:
  Net loss                                        $ (25,975)    $ (26,776)
                                                  ---------     ---------
Net cash used in operating activities               (25,975)      (26,776)

Cash flows from investing activities:
Net cash used in investing activities                  -             -

Cash flows from financing activities:
  Advances from parent                               25,975        26,776
                                                  ---------     ---------
Net cash provided by financing activities            25,975        26,776

Net decrease in cash                                   -             -
                                                  ---------     ---------

Cash at beginning of period                            -             -
                                                  ---------     ---------
Cash at end of period                             $    -        $    -
                                                  =========     =========






















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2007
(Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's (the "Company") audited financial statements and notes thereto filed with the Company's annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of March 31, 2007, the Company had no working capital. This factor, among others, may indicate that without increased cash flow from the sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. Currently, the Company has no ongoing drilling or producing assets and has minimal cash requirements for its reduced activities. The Company is 91.68% owned by Delta Petroleum Corporation ("Delta") and depends on Delta to fund its operations. The Company believes that advances from Delta or, if necessary, proceeds from the sale of undeveloped properties and other sources of funds will be adequate to fund our operating expenses and satisfy our current liabilities over the next year.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2007
(Unaudited)

     Recently Issued Accounting Pronouncements

     Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, no adjustments were recognized for uncertain tax benefits.

     The Company recognizes interest and penalties related to uncertain tax positions in income tax benefit/expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

     The tax years 2003 through 2006 remain open to examination by the taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.

(2)  Unproved Undeveloped Offshore California Properties

     The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on March 31, 2007 and December 31, 2006. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at March 31, 2007 and that no impairment in the carrying values has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

     The Company is among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. alleging that the U.S. government materially breached the terms of forty

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2007
(Unaudited)

undeveloped federal leases, some of which are part of the Company's offshore California properties. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

     The Court has further ruled under a restitution theory of damages that the government must give back to the current lessees the lease bonus payments that it had received at the time of sale. On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. The government has appealed this order and contends that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees are also appealing the order of final judgment to, among other things, challenge the Court's rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. If the award is not overturned on appeal, the Company's net share of any amount ultimately received is not expected to be significant.

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

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our year ended December 31, 2006. We have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies, liquidity and litigation, and base our estimates on historical experience and various other assumptions that we believe reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber," the "Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources

     At March 31, 2007 and December 31, 2006, we had no working capital.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both March 31, 2007 and December 31, 2006. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss.   We reported net losses of $25,975 and $26,776 for the three months ended March 31, 2007 and 2006, respectively.

     As we sold all of our producing properties to Delta on July 1, 2001, there was no revenue during the three month periods presented herein. Also, because of the sale of the properties, there were no lease operating expenses or depletion. Exploration expense during both the 2007 and 2006 periods was insignificant. During the three months ended March 31, 2007 and 2006, general and administrative expenses were $25,598 and $26,776, respectively, and primarily consisted of expenses allocated from Delta.

     Recently Issued Accounting Pronouncements

     Effective January 1, 2007, we adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2007, no adjustments were recognized for uncertain tax benefits.

     We recognize interest and penalties related to uncertain tax positions in income tax benefit/expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15 (e) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The Court has further ruled under a restitution theory of damages that the government must give back to the current lessees the lease bonus payments that it had received at the time of sale. On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. The government has appealed this order and contends that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees are also appealing the order of final judgment to, among other things, challenge the Court's rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. If the award is not overturned on appeal, our net share of any amount ultimately received is not expected to be significant.

ITEM 1A.  RISK FACTORS

     There have been no material changes to the Risk Factors included in the Company's Annual Report on Form 10-K for the period ended December 31, 2006.

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

                                AMBER RESOURCES COMPANY OF COLORADO
                                (Registrant)



Date: May 14, 2007              By: /s/ Roger A. Parker
                                    Roger A. Parker
                                    President and Chief Executive Officer



                                By: /s/ Kevin K. Nanke
                                    Kevin K. Nanke, Chief Financial
                                    Officer and Treasurer