Form 10-Q
period 2007-09-30
AMBER RESOURCES CO OF COLORADO
filed 2007-11-14
CIK 276750

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2007

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 2, 2007.



                                     INDEX

PART I   FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets - September 30, 2007 (unaudited) and
          December 31, 2006 ....................................    3

         Statements of Operations and Accumulated Deficit
          for the Three Months Ended September 30, 2007 and 2006
          (unaudited) ..........................................    4

         Statements of Operations and Accumulated Deficit
          for the Nine Months Ended September 30, 2007 and 2006
          (unaudited) ..........................................    5

         Statements of Cash Flows for the Nine Months Ended
          September 30, 2007 and 2006 (unaudited) .............     6

         Notes to Financial Statements (unaudited) .............    7

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................    10

ITEM 3.  Quantitative and Qualitative Disclosures About
          Market Risk ..........................................    12

ITEM 4.  Controls and Procedures ...............................    12

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings .....................................    12

ITEM 1A. Risk Factors ..........................................    13

ITEM 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds ..........................................    13

ITEM 3.  Defaults on Senior Securities .........................    13

ITEM 4.  Submission of Matters to a Vote of Security Holders ...    13

ITEM 5.  Other Information .....................................    13

ITEM 6.  Exhibits ..............................................    13

Signatures .....................................................    14


The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS

                                                 September 30,  December 31,
                                                    2007            2006
                                                 ----------     ------------
                                                 (Unaudited)
ASSETS

Current Assets:                                  $      -        $     -

Property and Equipment:
 Oil and gas properties, at cost (using the
  successful efforts method of accounting):
  Undeveloped offshore California properties       5,006,560      5,006,560
                                                 -----------     ----------
                                                 $ 5,006,560     $5,006,560
                                                 ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Payable to parent                               $   195,105     $  117,405

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
  5,000,000 shares of Class A convertible
  preferred stock, none issued                          -              -
 Common stock, $.0625 par value; authorized
  25,000,000 shares, issued 4,666,185 shares
  at September 30,2007 and December 31, 2006         291,637        291,637
 Additional paid-in capital                        5,755,232      5,755,232
 Accumulated deficit                              (1,235,414)    (1,157,714)
                                                 -----------     ----------
     Total stockholders' equity                    4,811,455      4,889,155
                                                 -----------     ----------
                                                 $ 5,006,560     $5,006,560
                                                 ===========     ==========















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                    2007            2006
                                                 -----------     -----------

Revenue:
  Oil and gas sales                              $      -        $      -
                                                 -----------     -----------

Operating expenses:
   General and administrative, including
   $25,000 in 2007 and 2006 to parent                 26,725          25,111
                                                 -----------     -----------
     Net loss                                        (26,725)        (25,111)

Accumulated deficit at beginning of the period    (1,208,689)     (1,105,700)
                                                 -----------     -----------

Accumulated deficit at end of the period         $(1,235,414)    $(1,130,811)
                                                 ===========     ===========

Basic and diluted loss per common share          $     (0.01)    $     (0.01)
                                                 ===========     ===========

Weighted average number of common shares
  outstanding                                      4,666,185       4,666,185
                                                 ===========     ===========






















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                    2007            2006
                                                 -----------    ------------

Revenue:
  Oil and gas sales                              $      -       $     -
                                                 -----------    ------------

Operating expenses:
   Exploration expenses                                  377          -
   General and administrative, including
   $75,000 in 2007 and 2006 to parent                 77,323         80,224
                                                 -----------    ------------
     Net loss                                        (77,700)       (80,224)

Accumulated deficit at beginning of the period    (1,157,714)    (1,050,587)
                                                 -----------    -----------

Accumulated deficit at end of the period         $(1,235,414)   $(1,130,811)
                                                 ===========    ===========

Basic and diluted loss per common share          $     (0.01)   $     (0.02)
                                                 ===========    ===========

Weighted average number of common shares
  outstanding                                      4,666,185      4,666,185
                                                 ===========    ==========





















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                    2007           2006
                                                  ---------     ---------
Cash flows from operating activities:
  Net loss                                        $ (77,700)    $ (80,224)
                                                  ---------     ---------
Net cash used in operating activities               (77,700)      (80,224)

Cash flows from investing activities:
Net cash used in investing activities                  -             -

Cash flows from financing activities:
  Advances from parent                               77,700        80,224
                                                  ---------     ---------
Net cash provided by financing activities            77,700        80,224

Net decrease in cash                                   -             -
                                                  ---------     ---------

Cash at beginning of period                            -             -
                                                  ---------     ---------
Cash at end of period                             $    -        $    -
                                                  =========     =========

























                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2007
(Unaudited)

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

     Liquidity

     The Company has incurred losses from operations over the past several years coupled with significant deficiencies in cash flow from operations for the same period. As of September 30, 2007, the Company had no working capital. This factor, among others, may indicate that without increased cash flow from the sale of oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner. Currently, the Company has no ongoing drilling or producing assets and has minimal cash requirements for its reduced activities. The Company is 91.68% owned by Delta Petroleum Corporation ("Delta") and depends on Delta to fund its operations. The Company believes that advances from Delta or, if necessary, proceeds from the sale of undeveloped properties and other sources of funds will be adequate to fund our operating expenses and satisfy our current liabilities over the next year.

     Recently Issued Accounting Pronouncements

     Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2007
(Unaudited)

disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2007, no adjustments were recognized for uncertain tax benefits.

     The Company recognizes interest and penalties related to uncertain tax positions in income tax benefit/expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

     The tax years 2003 through 2006 remain open to examination by the taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.

(2)  Unproved Undeveloped Offshore California Properties

     The Company had ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on September 30, 2007 and December 31, 2006. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at September 30, 2007 and that no impairment in the carrying values has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

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

     The Court has further ruled under a restitution theory of damages that the government must give back to the current lessees the lease bonuses it had

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2007
(Unaudited)

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

     Liquidity and Capital Resources

     At September 30, 2007 and December 31, 2006, we had no working capital.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both September 30, 2007 and December 31, 2006. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss.   We reported net losses of $26,725 and $25,111 for the three months ended September 30, 2007 and 2006, respectively, and $77,700 and $80,224 for the nine months ended September 30, 2007 and 2006, respectively.

     As we sold all of our producing properties to Delta on July 1, 2001, there was no revenue during the three month periods presented herein. Also, because of the sale of the properties, there were no lease operating expenses or depletion. Exploration expense during both the three and nine month 2007 and 2006 periods was insignificant. During the three months ended September 30, 2007 and 2006, general and administrative expenses were $26,725 and $25,111, respectively, and $77,323 and $80,224 for the nine months ended September 30, 2007 and 2006, respectively. General and administrative expenses primarily consisted of expenses allocated from Delta.

     Recently Issued Accounting Pronouncements

     Effective January 1, 2007, we adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No.
109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the nine months ended September 30, 2007, no adjustments were recognized for uncertain tax benefits.

     We recognize interest and penalties related to uncertain tax positions in income tax benefit/expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                              AMBER RESOURCES COMPANY OF COLORADO
                              (Registrant)



Date: November 14, 2007       By:  /s/ Roger A. Parker
                                   Roger A. Parker
                                   President and Chief Executive Officer



                               By: /s/ Kevin K. Nanke
                                   Kevin K. Nanke, Chief Financial
                                   Officer and Treasurer