Form 10-K
period 2007-12-31
AMBER RESOURCES CO OF COLORADO
filed 2008-03-19
CIK 276750

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]          Accelerated filer [ ]
     Non-accelerated filer   [X]          Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [ ]    No [X]

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of June 30, 2007 could not be determined because there is no established public trading market.

As of March 1, 2008, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.



                               TABLE OF CONTENTS

                                    PART I

                                                                      PAGE

Item 1.   DESCRIPTION OF BUSINESS ..................................    4
Item 1A.  RISK FACTORS .............................................    9
Item 1B.  UNRESOLVED STAFF COMMENTS ................................   14
Item 2.   DESCRIPTION OF PROPERTIES ................................   14
Item 3.   LEGAL PROCEEDINGS ........................................   18
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......   19

                                   PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ....................................   20
Item 6.   SELECTED FINANCIAL DATA ..................................   20
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ....................   21
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK ...................................................   26
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............   27
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ...................   27
Item 9A.  CONTROLS AND PROCEDURES ..................................   27
Item 9B.  OTHER INFORMATION ........................................   28

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......   29
Item 11.  EXECUTIVE COMPENSATION ...................................   30
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT .............................................   30
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........   31
Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES ...................   32

                                   PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES ...................  33

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

     * Changes in the legal, political and/or regulatory environment could have a material adverse effect on our future results of operations and financial condition. Our ability to economically produce and sell any future oil and gas production may be affected and could possibly be restrained by a number of legal, political and regulatory factors, particularly with respect to our principal assets, which are comprised of offshore California properties which are the subject of significant political controversy due to environmental concerns.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Amber Resources Company of Colorado a subsidiary of Delta Petroleum Corporation, formerly named "Amber Resources Company" ("Amber," "we" or "us"), is engaged in the exploration, development and production of oil and gas properties. Our business is conducted in the U.S. coastal waters offshore California. As of December 31, 2007, our remaining principal assets include interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California. There continue to be uncertainties as to the timing of the development of these offshore properties. (See "Description of Properties," Item 2 herein.) On July 1, 2001 we sold all of our remaining proved producing properties to Delta Petroleum Corporation ("Delta").

On February 10, 2006, our Board of Directors made the decision to change our fiscal year end from June 30 to December 31, effective December 31, 2005. This Form 10-K includes information for the years ended December 31, 2007 and 2006, six-month transitional period ended December 31, 2005 and for the twelve-month period ended June 30, 2005.

In June 2004, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 4300, 370 17th Street, Denver, Colorado 80202. As of December 31, 2007, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

At December 31, 2007, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 common stock of which 4,666,185 shares were issued and outstanding.

Business of Issuer

During the year ended December 31, 2007, we were engaged in only one industry, namely the acquisition, exploration and development of offshore oil and gas properties and related business activities. Our oil and gas operations now are comprised solely of the development of our offshore interests in undeveloped offshore Federal leases and units near Santa Barbara, California. We have no production and no proved reserves.

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

Environmental Protection

Because we are engaged in the business of acquiring, operating, exploring for and developing natural resources, we are subject to various state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. At the present time, however, these laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that such expenditures will be material during the year ending December 31, 2008.

Employees

We have no employees.

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

We are controlled by Delta.

As of December 31, 2007, Delta owned 91.68% of our outstanding common stock. Accordingly, Delta controls the election of our officers and directors and the management of our business. Delta's ownership of such a large percentage of our shares may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

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

Certain of our offshore California undeveloped properties, in which we have ownership interests ranging from 0.87% to 6.97%, are attributable to our interests in three unproved undeveloped oil and gas properties located offshore of California near Santa Barbara. These properties had a cost basis of approximately $5.0 million at December 31, 2007. The development of these properties is subject to extensive regulation and is currently the subject of litigation. Further actions to develop these properties have been delayed pending the outcome of a lawsuit that was filed in the United States Court of Federal Claims in Washington, D.C. by Amber Resources Company of Colorado and ten other property owners alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. None of these leases is currently impaired, but in the event that they are found not to be valid for some reason, in the future it would appear that they would become impaired. For example, if there is a future adverse ruling by the California Coastal Commission under the Coastal Zone Management Act and we decide not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear our appeal of any such ruling or ultimately makes an adverse determination, it is likely that some or all of these leases would become impaired and written off at that time. It is also possible that other events could occur that would cause the leases to become impaired, and we will continuously evaluate those factors as they occur.

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

Risks Related To Our Stock

There is currently no market for our common stock.

There have been no quotations for our stock for several years, and we do not know if any market for our stock will ever develop. As a result, an investment in our common stock would be considered illiquid. Persons who need to have liquidity in their investments should not purchase our common stock.

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

Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, a plurality of holders of our outstanding common stock will be able to elect all of our directors. As of December 31, 2007, Delta owned 91.68% of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

Office Facilities

We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

Oil and Gas Properties

We own interests in undeveloped offshore Federal leases and units located near Santa Barbara, California. We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 or fiscal year ended June 30, 2005. No reserves estimates were prepared for these periods as all remaining leases are undeveloped.

Offshore Federal Waters: Santa Barbara, California Area

Unproved Undeveloped Properties

We have ownership interests ranging from 0.87% to 6.97% in three unproved undeveloped oil and gas properties located offshore California in which we have a recorded aggregate carrying value of $5.0 million at December 31, 2007 and 2006. These non-operated property interests are located in close proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, we believe that the fair values of our property interests are in excess of their carrying values at December 31, 2007, and that no impairment in the carrying values has occurred. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) which cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.
Amber is among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $1.5 million as reimbursement for the portion of the litigation related to lease bonuses paid. The government has appealed the order and contends that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees are also appealing the order of final judgment to, among other things, challenge the Court's rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. In the event that we ultimately receive any proceeds as the result of this litigation, we will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties. (See Item 3, "Legal Proceedings.") We cannot be certain of the outcome of any aspect of the litigation until all appeals have been waived or exhausted. However, should the final outcome of any or all aspects of the litigation be adverse to the Company, the Company could be required to impair its properties in future periods.

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

Production

Since we sold our producing properties, we no longer have any sales contracts in place. During the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer.

The profitability of any oil and gas production activities we may have will be affected by fluctuations in the sale prices of any oil and gas production. (See "Management's Discussion and Analysis of Financial Condition and Plan of Operations").

Impairment of Long Lived Assets

Unproved Undeveloped Offshore California Properties

We acquired many of our offshore properties in a series of transactions from 1992 to the present. These properties are carried at our cost bases and have been subject to an impairment review on an annual basis.

These properties will be expensive to develop and produce and have been subject to significant regulatory restrictions and delays. Substantial quantities of hydrocarbons are believed to exist based on estimates reported to us by the operator of the properties and the U.S. government's Minerals Management Service. The classification of these properties depends on many assumptions relating to commodity prices, development costs and timetables. We annually consider impairment of properties assuming that properties will be developed. Based on the range of possible development and production scenarios using current prices and costs, we have concluded that the cost bases of our offshore properties are not impaired at this time. There are no assurances, however, that when and if development occurs, we will recover the value of our investment in such properties.

Productive Wells and Acreage

As of December 31, 2007 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut in wells. Developed acreage consists of acres spaced or assignable to productive wells.

Undeveloped Acreage

At December, 31, 2007, we held undeveloped acreage by state as set forth below:

                                             Undeveloped Acres (1)
              Location                         Gross      Net
              --------                        ------      ---
              California (1)                  22,340      811

     (1) Consists of Federal leases offshore near Santa Barbara, California.

Drilling Activities

During the year ended December 31, 2007, we did not participate in any drilling activities.

ITEM 3.  LEGAL PROCEEDINGS

We are among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of our offshore California properties. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $1.5 million as reimbursement for the portion of the litigation related to lease bonuses paid. The government has appealed the order and contends that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees are also appealing the order of final judgment to, among other things, challenge the Court's rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. In the event that we ultimately receive any proceeds as the result of this litigation, we will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2007.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market or Markets

We currently have, and have had for the periods covered by this report, only limited trading in the over-the-counter market and there is no assurance that this trading market will expand or even continue. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future.
Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and fiscal year ended June 30, 2005 have not been available.

Approximate Number of Holders of Common Stock

The number of holders of record of our securities at March 1, 2008 was approximately 1,000.

Dividends

We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.


                                                            Six Months
                                                               Ended
                             Years Ended December 31,       December 31,         Years Ended June 30,
                         2007         2006         2005         2005         2005         2004         2003
                      ----------   ----------   ----------  ------------  ----------   ----------   ---------
                                               (Unaudited)

Total Revenues        $     -      $     -      $     -      $     -      $     -      $     -      $     -
Income (Loss) from
 Operations           $ (102,850)  $ (107,127)  $ (116,221)  $  (57,775)  $ (110,240)  $ (109,308)  $ (128,936)
Income/(Loss)
 Per Share            $     (.02)  $     (.02)  $     (.02)  $     (.01)  $     (.02)  $     (.02)  $     (.03)

Total Assets          $5,006,560   $5,006,560   $5,006,560   $5,006,560   $5,006,560   $5,007,139   $5,007,427
Total Liabilities     $  220,255   $  117,405   $     -      $     -      $     -      $     -      $     -
Total Stockholders'
  Equity              $4,786,305   $4,889,155   $5,006,560   $5,006,560   $5,006,560   $5,007,139   $5,007,427
Total Long-Term
 Liabilities          $     -      $     -      $     -      $     -      $     -      $     -      $     -



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Liquidity and Capital Resources

At December 31, 2007 and 2006, we had no working capital. The cash used in operating activities of $102,850, during the year ended December 31, 2007, remained consistent with $107,127 for the year ended December 31, 2006. The lack of cash flow from operations may inhibit the Company from meeting its obligations in a timely manner unless additional financing or the sale of properties occurs. The Company had a payable to Delta of $220,255 and $117,405 at December 31, 2007 and 2006, respectively. If necessary, we expect that Delta will provide funds to meet our operating needs and obligations for costs incurred with our offshore undeveloped California properties.

We do not currently have a credit facility with any bank and we have not determined the amount, if any, that we could borrow against our remaining properties. Together with Delta, we will seek additional sources of both short-term and long-term liquidity to fund our working capital needs and our capital requirements for development of our properties when determined to be necessary, including establishing a credit facility and/or sale of equity or debt securities, although there can be no assurance that we will be successful in our efforts. Many of the factors which may affect our future operating performance and liquidity are beyond our control, including oil and natural gas prices and the availability of financing.

After evaluation of the considerations described above, we believe that funding from Delta and other sources of funds will be adequate to fund our operating expenses and satisfy any other current liabilities over the next year.

Results of Operations

The following discussion and analysis relate to items that have affected our results of operations for the years ended December 31, 2007, 2006 and 2005, and the six months ended December 31, 2005 and 2004. During 2006, we changed our fiscal year end from June 30 to December 31, effective December 31, 2005. Accordingly, we have presented below for comparative purposes only unaudited historical statements of operations for the year ended December 31, 2005 and six months ended December 31, 2004. The following table sets forth (in thousands), for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.



                                                Years Ended                    Six Months Ended
                                                December 31,                      December 31,
                                             2007         2006          2005          2005         2004
                                          ---------     ---------     ---------     --------     --------
                                                                     (Unaudited)                (Unaudited)
Oil and gas sales                         $   -         $    -        $   -         $   -        $   -

Operating Expenses:
Exploration expense                             376          -           6,041         4,302       (1,504)
General and administrative, including
 $100,000 for the years ended
 December 31, 2007, 2006 and 2005, and
 $50,000 for the six months ended
 December 31, 2005 and 2004, payable
 to parent                                  102,474       107,127       110,180       53,473       53,299
                                          ---------     ---------     ---------     --------     --------
   Total operating expenses                 102,850       107,127       116,221       57,775       51,795
                                          ---------     ---------     ---------     --------     --------
Operating loss                             (102,850)     (107,127)     (116,221)     (57,775)     (51,795)
                                          ---------     ---------     ---------     --------     --------
Net loss                                  $(102,850)    $(107,127)    $(116,221)    $(57,775)    $(51,795)
                                          =========     =========     =========     ========     ========




Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
(Unaudited)

Net Income. Our net losses for the years ended December 31, 2007 and 2006 were $102,850 and $107,127 respectively. As all of our producing properties were sold on July 1, 2001 there were no revenues, production volumes, lease operating expenses or depletion in the years ended December 31, 2007 and December 31, 2006.

Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $376 and $0 for the years ended December 31, 2007 and 2006, respectively.

General and Administrative Expenses. General and administrative expense for the year ended December 31, 2007 was $102,474 compared to $107,127 for the year ended December 31, 2006 and primarily consisted of expenses allocated from Delta.

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

General and Administrative Expenses. General and administrative expense for the six months ended December 31, 2005 was $53,473 compared to $53,299 for the six months ended December 31, 2004 and primarily consisted of expenses allocated from Delta.

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

Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we did not record an impairment during the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 or year ended June 30, 2005.

Recently Issued Accounting Standards and Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal year 2009, and must be applied prospectively to business combinations completed on or after that date. We will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for noncontrolling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal year 2009, and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Under our current structure, the adoption of SFAS 160 is not expected to have any impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. We have not yet determined if we will elect to apply any of the provisions of SFAS 159 or what effect the adoption of the Statement would have, if any, on our consolidated financial statements.

Effective January 1, 2007, we adopted provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the year ended December 31, 2007, no adjustments were recognized for uncertain tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax benefit/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

The tax years 2003 through 2007 for federal returns and 2002 through 2007 for state returns remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for fiscal year commencing January 1, 2008. The Company anticipates the primary impact of the standard will be additional disclosures related to measurements of fair value.

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

With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2007. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for Amber. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our executive officers and directors as of March 1, 2008 is set forth below:

         Name           Age         Positions                  Period of Service
         ----           ---         ---------                  -----------------
Roger A. Parker         46    President, Chief Executive    May 1987 to Present
                              Officer, Chairman and a
                              Director

Jerrie F. Eckelberger   63    Director                      September 1996 to Present

Kevin K. Nanke          43    Treasurer and Chief           December 1999 to Present
                              Financial Officer

Stanley F. Freedman     59    Executive Vice President      January 3, 2006 to Present
                              and Secretary


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

We do not have any committees of our Board of Directors. Our parent, Delta Petroleum Corporation, has an audit committee and an audit committee expert.

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

ITEM 11.  EXECUTIVE COMPENSATION

No officer or director received compensation directly from us during the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 or year ended June 30, 2005. Messrs. Parker and Nanke, Chairman and President and Chief Financial Officer, respectively, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) & (b) Security Holdings of Management and Persons Controlling more than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of                Amount & Nature of
Beneficial Owners                 Beneficial Ownership      Percent of Class
-------------------               --------------------      ----------------

Delta Petroleum Corporation           4,277,977 (1)              91.68% (1)
370 17th Street, Suite 4300
Denver, CO 80202

Roger A. Parker                       4,277,977 (1)              91.68% (1)
370 17th Street, Suite 4300
Denver, CO  80202

Jerrie F. Eckelberger                 4,277,977 (1)              91.68% (1)
370 17th Street, Suite 4300
Denver, CO  80202

Kevin K. Nanke                        4,277,977 (1)              91.68% (1)
370 17th Street, Suite 4300
Denver, CO 80202

Stanley F. Freedman                   4,277,977 (1)              91.68% (1)
370 17th Street, Suite 4300
Denver, CO 80202

All Directors and Executive
Officers as a Group (4 persons)       4,277,977 (1)              91.68% (1)

(1) All shares are owned by Delta; Messrs. Parker, Eckleberger, Nanke and Freedman are officers, directors and/or shareholders of Delta.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement may be cancelled by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. This agreement replaces a previous agreement which allocated similar expenses based on our proportionate share of oil and gas production. The charges to us for the provision of services by Delta were $100,000 for the years ended December 31, 2007 and 2006, $50,000 for the six months ended December 31, 2005 and $100,000 for the year ended June 30, 2005. We had payables to Delta of $220,255, $117,405 and $10,278 at December 31, 2007, 2006 and 2005,
respectively, and a receivable from Delta of $47,498 recorded as a reduction in equity at June 30, 2005.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of the annual financial statements of the Company for the year ended December 31, 2007 and the review of the financial statements included in the Company's Forms 10-Q for such fiscal year were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. "Certain Relationships and Related Transactions.")

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: No fees were billed for professional services rendered by KPMG LLP for financial information systems design and implementation services for the year ended December 31, 2007.

ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the year ended December 31, 2007.

AUDIT COMMITTEE PRE-APPROVAL POLICY: The Company's independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee of Delta must pre-approve permissible non-audit services. During the year ended December 31, 2007, Delta's Audit Committee did not have to approve any non-audit services provided to Delta and its subsidiaries by the independent registered public accounting firm, as none were provided.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (1)  Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm ... F-1

          Balance Sheets as of December 31, 2007 and 2006 ........... F-2

          Statements of Operations and Accumulated Deficit
          Years ended December 31, 2007 and 2006, the six months
          ended December 31, 2005 and year ended June 30, 2005 ...... F-3

          Statements of Cash Flows
          Years ended December 31, 2007 and 2006, the six months
          ended December 31, 2005 and year ended June 30, 2005 ...... F-4

          Notes to Financial Statements ............................. F-5

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

Report of Independent Registered Public Accounting Firm


The Board of Directors
Amber Resources Company of Colorado
(A subsidiary of Delta Petroleum Corporation):


We have audited the accompanying balance sheets of Amber Resources Company of Colorado (the "Company"), a subsidiary of Delta Petroleum Corporation, as of December 31, 2007 and 2006 and the related statements of operations and accumulated deficit, and cash flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005, and the year ended June 30, 2005, in conformity with United States generally accepted accounting principles.



                                      /s/ KPMG LLP

                                      KPMG LLP

Denver, Colorado
March 14, 2008

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS


                                              December 31,     December 31,
                                                 2007             2006
                                              -----------      -----------
                                    ASSETS

Current assets:                               $      -         $      -

Property and equipment:
 Oil and gas properties, successful
  efforts method of accounting:
   Unproved undeveloped offshore California     5,006,560        5,006,560
                                              -----------      -----------
     Net property                               5,006,560        5,006,560
                                              -----------      -----------
     Total assets                             $ 5,006,560      $ 5,006,560
                                              ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Payable to parent                            $   220,255      $   117,405

Stockholders' equity:
 Preferred stock, $.10 par value:
  authorized 5,000,000 shares of Class A
  convertible preferred stock, none issued           -                -
 Common stock, $.0625 par value;
  authorized 25,000,000 shares, issued
    4,666,185 shares at December 31, 2007
    and 2006                                      291,637          291,637
  Additional paid-in capital                    5,755,232        5,755,232
  Accumulated deficit                          (1,260,564)      (1,157,714)
                                              -----------      -----------
     Total stockholders' equity                 4,786,305        4,889,155
                                              -----------      -----------
     Total liabilities and stockholders'
      equity                                  $ 5,006,560      $ 5,006,560
                                              ===========      ===========






See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                                     Six Months
                                              Years Ended              Ended        Year Ended
                                              December 31,          December 31,     June 30,
                                          2007           2006          2005           2005
                                      -----------    -----------    -----------    -----------
Oil and gas sales                     $      -       $      -       $      -       $      -

Operating expenses:
 Exploration expense                          376           -             4,302            235
  General and administrative,
   including $100,000 for the twelve
   months ended December 31, 2007 and
   2006, $50,000 for the six months
   ended December 31, 2005 and
   $100,000 for the year ended
   June 30, 2005 to present               102,474        107,127         53,473        110,005
                                      -----------    -----------    -----------    -----------
     Total operating expenses            (102,850)       107,127         57,775        110,240
                                      -----------    -----------    -----------    -----------

Operating loss                           (102,850)      (107,127)       (57,775)      (110,240)
                                      -----------    -----------    -----------    -----------
     Net loss                         $  (102,850)   $  (107,127)   $   (57,775)   $  (110,240)
                                      ===========    ===========    ===========    ===========
     Accumulated deficit at
      beginning of year                (1,157,714)    (1,050,587)      (992,811)      (882,571)
                                      -----------    -----------    -----------    -----------
     Accumulated deficit at end
      of year                         $(1,260,564)   $(1,157,714)   $(1,050,587)   $  (992,811)
                                      ===========    ===========    ===========    ===========
Basic loss per share                  $      (.02)   $      (.02)   $      (.01)   $      (.02)
                                      ===========    ===========    ===========    ===========

Weighted average number of common
 shares outstanding                     4,666,185      4,666,185      4,666,185      4,666,185
                                      ===========    ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS




                                                                       Six Months
                                                Years Ended              Ended        Year Ended
                                                December 31,          December 31,     June 30,
                                            2007           2006          2005           2005
                                        -----------    -----------    -----------    -----------
Cash flows from operating activities:
 Net loss                               $  (102,850)   $  (107,127)   $   (57,775)   $  (110,240)

Net cash used in operating activities      (102,850)      (107,127)       (57,775)      (110,240)
                                        -----------    -----------    -----------    -----------
Cash flows from investing activities:
 Additions to property and equipment,
  net                                          -              -              -              -
Net cash used in investing activities          -              -              -              -
                                        -----------    -----------    -----------    -----------
Cash flows from financing activities:
 Changes in accounts payable to parent      102,850        107,127         57,775        109,661
                                        -----------    -----------    -----------    -----------
Net cash provided by financing
 activities                                 102,850        107,127         57,775        109,661
                                        -----------    -----------    -----------    -----------
Net decrease in cash                           -              -              -              (579)
                                        -----------    -----------    -----------    -----------
Cash at beginning of period                    -              -              -               579
                                        -----------    -----------    -----------    -----------
Cash at end of period                   $      -       $      -       $      -       $      -
                                        ===========    ===========    ===========    ===========






See accompanying notes to consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(1)  Summary of Significant Accounting Policies

     Organization

Amber Resources Company of Colorado, formerly Amber Resources Company (the "Company"), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. The Company owns interests in three undeveloped oil and gas properties in federal units offshore California, near Santa Barbara. As of December 31, 2007 Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

     Fiscal Year Change

On February 10, 2005, the Board of Directors approved the change of the fiscal year end from June 30 to December 31, effective December 31, 2005. This Form 10-K includes information for the years ended December 31, 2007 and 2006, six-month transitional period ended December 31, 2005 and for the twelve-month period ended June 30, 2005. The unaudited financial information for the year ended December 31, 2005 is as follows:

                                              Year Ended
                                           December 31, 2005
                                   -------------------------------------
                                   (In thousands, except per share data)

    Total Revenues                            $    -
    Operating Loss                             (116,221)
    Net Loss                                   (116,221)

    Basic loss per common share               $    (.02)

     Liquidity

The Company essentially has no remaining operations resulting in deficiencies in cash flow from operations. During the year ended June 30, 2002 the Company sold its remaining producing reserves to Delta. Consequently, without increased cash flow from the sale of our oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its remaining oil and gas properties. The Company believes that it could sell oil and gas properties or obtain additional financing; however, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

     Revenue Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(1)  Summary of Significant Accounting Policies, Continued

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

For undeveloped properties, the need for an impairment reserve is based on the Company's plans for future development and other activities impacting the life of the property and the ability of the Company to recover its investment. When the Company believes the cost of the undeveloped property is no longer recoverable, an impairment charge is recorded based on the estimated fair value of the property. There has been no impairment recorded for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 or the year ended June 30, 2005.

     Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. The Company does not have any dilutive instruments and as such, no diluted earnings per share have been presented.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

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

     Recently Issued Accounting Standards and Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively to business combinations completed on or after that date. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for noncontrolling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Under the Company's current structure, the adoption of SFAS 160 is not expected to have any impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. The Company has not yet determined if it will elect to apply any of the provisions of SFAS 159 or what effect the adoption of the Statement would have, if any, on its consolidated financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(1)  Summary of Significant Accounting Policies, Continued

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for fiscal year commencing January 1, 2008. The Company does not expect the impact of SFAS 157 to be material to the Company's financial condition or results of operations. The Company anticipates the primary impact of the standard will be additional disclosures related to measurements of fair value.

     Recently Adopted Accounting Standards and Pronouncements

Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2007, no adjustments were recognized for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

The tax years 2003 through 2007 for federal returns and 2002 through 2007 for state returns remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

(2) Oil and Gas Properties

The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5.0 million on December 31, 2007 and 2006. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(2)  Oil and Gas Properties, Continued

units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties as discussed herein.

The Company is not the designated operator of any of these properties but is an active participant in the ongoing activities of each property along with the designated operator and other interest owners. If the designated operator elected not to or was unable to continue as the operator, the other property interest owners would have the right to designate a new operator as well as share in additional property returns prior to the replaced operator being able to receive returns. Based on the Company's size, it would be difficult for the Company to proceed with exploration and development plans should other substantial interest owners elect not to proceed; however, to the best of its knowledge, the Company believes the designated operators and other major property interest owners would proceed with exploration and development plans under the terms and conditions of the operating agreement if they were permitted to do so by regulators.

Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at December 31, 2007 and 2006 and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

The ownership rights in each of these properties have been retained under various suspension notices issued by the Minerals Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties will continue to be maintained. The issuance of the suspension notices has been necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

In 2001, however, a Federal Court in the case of California v. Norton, et al. ruled that the MMS does not have the power to grant suspensions on the subject leases without first making a consistency determination under the Coastal Zone Management Act ("CZMA"), and ordered the MMS to set aside its approval of the suspensions of the Company's offshore leases and to direct suspensions for a time sufficient for the MMS to provide the State of California with the required consistency determination. In response to the ruling in the Norton case, the MMS made a consistency determination under the CZMA and the leases are still valid.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(2)  Oil and Gas Properties, Continued

Further actions to develop the leases have been delayed, however, pending the outcome of a separate lawsuit (the "Amber case") that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. by the Company, its parent, Delta Petroleum Corporation, and ten other property owners alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's and Delta's offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must give back to the current lessees the $1.1 billion in lease bonuses it had received at the time of sale.

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order the Company is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the portion of the litigation related to lease bonuses paid. The government has appealed the order and contends that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees are also appealing the order of final judgment to, among other things, challenge the Court's rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. In the event that the Company ultimately receives any proceeds as the result of this litigation, it will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties. The Company cannot be certain of the outcome of any aspect of the litigation until all appeals have been waived or exhausted. However, should the final outcome of any or all aspects of the litigation be adverse to the Company, the Company could be required to impair its properties in future periods.

If new activities are commenced on the any of the leases, the requisite exploration and development plans will be subject to review by the California Coastal Commission for consistency with the CZMA and by the MMS for other technical requirements. None of the leases is currently impaired, but in the event that they are found not to be valid for some reason in the future, it would appear that they would become impaired. For example, if there is a future adverse ruling by the California Coastal Commission under the CZMA and the Company decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear the Company's appeal of any such ruling or ultimately makes an adverse determination, it is likely that some or all of these leases would become impaired and written off at

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(2)  Oil and Gas Properties, Continued

that time. It is also possible that other events could occur that would cause the leases to become impaired, and the Company will continuously evaluate those factors as they occur.

(3) Preferred Stock

The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $.10 per share. As of the years ended December 31, 2007 and 2006, six months ended December 31, 2005, and year ended June 30, 2005, no preferred stock was issued and outstanding.

(4)  Income Taxes

At December 31, 2007, 2006 and 2005, and June 30, 2005, the Company's significant deferred tax assets and liabilities are summarized as follows:

                                                   Six Months
                                 Years Ended         Ended       Year Ended
                                 December 31,      December 31,    June 30,
                             --------------------  ------------  -----------
                               2007        2006        2005         2005
                             --------    --------    --------     --------
Deferred tax assets:
 Net operating loss
  carryforwards              $602,173    $578,965    $367,333     $402,521
                             --------    --------    --------     --------
 Gross deferred tax assets    602,173     578,965     367,333      402,521

 Less valuation allowance    (602,173)   (578,965)   (367,333)    (402,521)
                             --------    --------    --------     --------
  Net deferred tax asset     $   -       $   -       $   -        $   -
                             ========    ========    ========     ========

No income tax expense or benefit has been recorded for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 or year ended June 30, 2005 since the deferred income taxes that would have otherwise been provided were offset by an increase in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return. Delta accounts for income taxes in accordance with the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") and includes Amber's attributes in calculating its tax obligations.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(4)  Income Taxes, Continued

The deferred tax asset has a full valuation allowance because the Company does not believe it is more likely than not that the net operating loss carryforwards will be used due to the lack of current or planned income generating activities. At December 31, 2007, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $1,623,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2008 through 2028. If not utilized, $960,000 of net operating losses will expire over the next three years.

(5)  Related Party Transactions

Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. This agreement replaces a previous agreement which allocated similar expenses based on the Company's proportionate share of oil and gas production. The charges to the Company for the provision of services by Delta were $100,000 for the years ended December 31, 2007 and 2006, $50,000 for the six months ended December 31, 2005 and $100,000 for the year ended June 30, 2005. The Company had non-interest bearing payables to Delta of $220,255, $117,405 and $10,278 at December 31, 2007, 2006 and 2005, respectively, and a receivable from Delta of $47,498 recorded as a reduction in equity at June 30, 2005.

(6)  Disclosures About Capitalized Costs, Costs Incurred and Major Customers

Capitalized costs related to oil and gas producing activities are as follows:


                                                           Six Months
                                        Years Ended           Ended      Year Ended
                                        December 31,       December 31,   June 30,
                                  -----------------------  ------------  ----------
                                     2007         2006         2005          2005
                                  ----------   ----------   ----------   ----------
Unproved undeveloped offshore
 California properties            $5,006,560   $5,006,560   $5,006,560   $5,006,560
                                  ==========   ==========   ==========   ==========




AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(6) Disclosures About Capitalized Costs, Costs Incurred and Major Customers, Continued

Costs incurred in oil and gas producing activities for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and year ended June 30, 2005 are as follows:


                                                           Six Months
                                        Years Ended           Ended      Year Ended
                                        December 31,       December 31,   June 30,
                                  -----------------------  ------------  ----------
                                     2007         2006         2005          2005
                                  ----------   ----------   ----------   ----------
Unproved property acquisition
 costs                             $   -         $  -         $  -           $ -
Exploration costs                  $ 376         $  -         $4,302         $235

A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and year ended June 30, 2005 is as follows:



                                                           Six Months
                                        Years Ended           Ended      Year Ended
                                        December 31,       December 31,   June 30,
                                  -----------------------  ------------  ----------
                                     2007         2006         2005          2005
                                  ----------   ----------   ----------   ----------
Oil and gas sales                   $  -         $  -         $   -         $  -

Expenses:
 Lease operating                       -            -             -            -
 Depletion                             -            -             -            -
 Exploration                          376           -            4,302        235
                                    -----        ------        -------      -----
Results of operations of oil
 and gas producing activities       $(376)       $  -          $(4,302)     $(235)
                                    =====        ======        =======      =====



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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(6)  Disclosures About Capitalized Costs Incurred and Major Customers,
     Continued

As the Company had sold its producing properties at the beginning of fiscal year 2002, there were no customers for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the year ended June 30, 2005.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2007 and 2006

(7)  Information Regarding Proved Oil and Gas Reserved (Unaudited)

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

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 19th day of March, 2008

                                  AMBER RESOURCES COMPANY OF COLORADO


                                  By:/s/ Roger A. Parker
                                     Roger A. Parker, Chief Executive Officer


                                  By:/s/ Kevin K. Nanke
                                     Kevin K. Nanke, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



Signature and Title                                          Date


/s/ Roger A. Parker                                     March 19, 2008
Roger A. Parker, Director


/s/ Jerrie F. Eckelberger                               March 19, 2008
Jerrie F. Eckelberger, Director