Form 10-Q
period 2008-03-31
AMBER RESOURCES CO OF COLORADO
filed 2008-05-15
CIK 276750

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                    Non-accelerated filer [X]
Accelerated filer [ ]                          Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act):  Yes [ ]   No [x]

4,666,185 shares of common stock $.0625 par value were outstanding as of May 15, 2008.



                                    INDEX

PART I   FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets - March 31, 2008 and
          December 31, 2007(unaudited)  ........................    3

         Statements of Operations and Accumulated Deficit
          for the Three Months Ended March 31, 2008 and 2007
          (unaudited) ..........................................    4

         Statements of Cash Flows for the Three Months Ended
          March 31, 2008 and 2007 (unaudited) ..................    5

         Notes to Financial Statements (unaudited) .............    6

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................    11

ITEM 3.  Quantitative and Qualitative Disclosures About
          Market Risk ..........................................    14

ITEM 4.  Controls and Procedures ...............................    14

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings .....................................    14

ITEM 1A. Risk Factors ..........................................    15

ITEM 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds ..........................................    15

ITEM 3.  Defaults Upon Senior Securities .......................    15

ITEM 4.  Submission of Matters to a Vote of Security Holders ...    15

ITEM 5.  Other Information .....................................    15

ITEM 6.  Exhibits ..............................................    15

Signatures .....................................................    16


The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

                                                  March 31,    December 31,
                                                    2008           2007
                                                 ----------     ------------

ASSETS

Current Assets:                                  $      -        $     -

Property and Equipment:
 Oil and gas properties,
 successful efforts method of accounting:
  Unproved undeveloped offshore California         5,006,560      5,006,560
                                                 -----------     ----------
  Net property                                     5,006,560      5,006,560
                                                 -----------     ----------

     Total assets                                $ 5,006,560     $5,006,560
                                                 ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Payable to parent                               $   246,261     $  220,255

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
  5,000,000 shares of Class A convertible
  preferred stock, none issued                          -              -
 Common stock, $.0625 par value; authorized
  25,000,000 shares, issued 4,666,185 shares
  at March 31,2008 and December 31, 2007             291,637        291,637
 Additional paid-in capital                        5,755,232      5,755,232
 Accumulated deficit                              (1,286,570)    (1,260,564)
                                                 -----------     ----------
      Total stockholders' equity                   4,760,299      4,786,305
                                                 -----------     ----------
      Total liabilities and stockholders' equity $ 5,006,560     $5,006,560
                                                 ===========     ==========











                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    2008            2007
                                                 -----------     -----------

Oil and gas sales                              $      -        $      -
                                                 -----------     -----------

Operating expenses:
   Exploration expense                                -                  377
   General and administrative, including
   $25,000 in 2008 and 2007 to parent                 26,006          25,598
                                                 -----------     -----------
Operating loss                                       (26,006)        (25,975)
                                                 -----------     -----------
   Net loss                                          (26,006)        (25,975)


Accumulated deficit at beginning of the period    (1,260,564)     (1,157,714)
                                                 -----------     -----------

Accumulated deficit at end of the period         $(1,286,570)    $(1,183,689)
                                                 ===========     ===========

Basic and diluted loss per share                 $     (0.01)    $     (0.01)
                                                 ===========     ===========

Weighted average number of common shares
  outstanding                                      4,666,185       4,666,185
                                                 ===========     ===========

















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                    2008           2007
                                                  ---------     ---------
Cash flows from operating activities:
  Net loss                                        $ (26,006)    $ (25,975)
                                                  ---------     ---------
Net cash used in operating activities               (26,006)      (25,975)

Cash flows from investing activities:
Net cash used in investing activities                  -             -

Cash flows from financing activities:
  Changes in payable to parent                       26,006        25,975
                                                  ---------     ---------
Net cash provided by financing activities            26,006        25,975

Net decrease in cash                                   -             -
                                                  ---------     ---------

Cash at beginning of period                            -             -
                                                  ---------     ---------
Cash at end of period                             $    -        $    -
                                                  =========     =========























                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2008
(Unaudited)

(1)  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's (the "Company") audited financial statements and notes thereto filed with the Company's annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

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

     Liquidity

The Company essentially has no remaining operations resulting in deficiencies in cash flow from operations. During the year ended June 30, 2002 the Company sold its remaining producing reserves to Delta. Consequently, without increased cash flow from the sale of its oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its remaining oil and gas properties. The Company believes that it could sell oil and gas properties or obtain additional financing; however, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2008
(Unaudited)

     Recently Issued Accounting Standards and Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively to business combinations completed on or after that date. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for noncontrolling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Under the Company's current structure, the adoption of SFAS 160 is not expected to have any impact on the financial statements.

     Recently Adopted Accounting Standards and Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. The Company adopted SFAS 159 effective January 1, 2008, but did not elect to apply any of the provisions of SFAS 159 during the three months ended March 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 reaffirms the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2008
(Unaudited)

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2. FSP No. 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has not yet applied the provisions of SFAS 157 which relate to non-recurring nonfinancial assets and nonfinancial liabilities.

Effective January 1, 2008, the Company adopted SFAS 157 for fair value measurements not delayed by FSP No. 157-2. The adoption had no impact on its financial condition or results of operations.

Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended March 31, 2008, no adjustments were recognized for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008.

The tax years 2003 through 2007 for federal returns and 2002 through 2007 for state returns remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

(2)  Unproved Undeveloped Offshore California Properties

The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on March 31, 2008 and December 31, 2007. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties through the sale of hydrocarbons will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed, and is subject to other substantial risks and uncertainties as discussed herein.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2008
(Unaudited)

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

Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at March 31, 2008 and December 31, 2007, and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

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

Further actions to develop the leases have been delayed, however, pending the outcome of a separate lawsuit (the "Amber case") that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. by the Company, Delta, and ten other property owners alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's and Delta's offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2008
(Unaudited)

summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must give back to the current lessees the $1.1 billion in lease bonuses it had received at the time of sale. On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order the Company is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the portion of the litigation related to lease bonuses paid. The government has appealed the order and contends that, among other things, the Court erred in finding that it breached the leases, and in allowing the current lessees to stand in the shoes of their predecessors for the purposes of determining the amount of damages that they are entitled to receive. The current lessees are also appealing the order of final judgment to, among other things, challenge the Court's rulings that they cannot recover their and their predecessors' sunk costs as part of their restitution claim. No payments will be made until all appeals have either been waived or exhausted. In the event that the Company ultimately receives any proceeds as the result of this litigation, it will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties. The Company cannot be certain of the outcome of any aspect of the litigation until all appeals have been waived or exhausted. However, should the final outcome of any or all aspects of the litigation be adverse to the Company, the Company could be required to impair its properties in future periods.

If new activities are commenced on any of the leases, the requisite exploration and development plans will be subject to review by the California Coastal Commission for consistency with the CZMA and by the MMS for other technical requirements. None of the leases is currently impaired, but in the event that they are found not to be valid for some reason in the future, it would appear that they would become impaired. For example, if there is a future adverse ruling by the California Coastal Commission under the CZMA and the Company decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear the Company's appeal of any such ruling or ultimately makes an adverse determination, it is likely that some or all of these leases would become impaired and written off at that time. It is also possible that other events could occur that would cause the leases to become impaired, and the Company will continuously evaluate those factors as they occur.

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

     Critical Accounting Policies and Estimates

     The discussion and analysis of the Company's financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our year ended December 31, 2007. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

     Background

     Amber Resources Company of Colorado ("Amber, the "Company," "we," "us" and "our") was incorporated in January, 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources

     At March 31, 2008 and December 31, 2007, we had no working capital. The cash used in operating activities of $26,006, during the three months ended March 31, 2008, remained consistent with $25,975 for the three months ended March 31, 2007. The lack of cash flow from operations may inhibit the Company from meeting its obligations in a timely manner unless additional financing or the sale of properties occurs. The Company had a payable to Delta of $246,261 and $220,255 at March 31, 2008 and December 31, 2007, respectively. If necessary, we expect that Delta will provide funds to meet our operating needs and obligations for costs incurred with our offshore undeveloped California properties.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both March 31, 2008 and December 31, 2007. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss.   We reported net losses of $26,006 and $25,975 for the three months ended March 31, 2008 and 2007, respectively. As all of our producing properties were sold on July 1, 2001 there were no revenues, production volumes, lease operating expenses or depletion in the three months ended March 31, 2008 and 2007.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $0 and $377 for the three months ended March 31, 2008 and 2007, respectively.

     General and Administrative Expenses. General and administrative expense for the three months ended March 31, 2008 was $26,006 compared to $25,598 for the three months ended March 31, 2007 and primarily consisted of expenses allocated from Delta.

Recently Issued Accounting Standards and Pronouncements

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively to business combinations completed on or after that date. We will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for noncontrolling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Under our current structure, the adoption of SFAS 160 is not expected to have any impact on our financial statements.

     Recently Adopted Accounting Standards and Pronouncements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. We adopted SFAS 159 effective January 1, 2008, but did not elect to apply any of the provisions of SFAS 159 during the three months ended March 31, 2008.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 reaffirms the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures.

     In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2. FSP No. 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have not yet applied the provisions of SFAS 157 which relate to non-recurring nonfinancial assets and nonfinancial liabilities.

     Effective January 1, 2008, we adopted SFAS 157 for fair value measurements not delayed by FSP No. 157-2. The adoption had no impact on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to manage foreign currency exchange and interest rate risks and do not hold or issue financial instruments for trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded appropriately, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

     There have been no material changes to the Risk Factors included in the Company's Annual Report on Form 10-K for the period ended December 31, 2007.

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

                              AMBER RESOURCES COMPANY OF COLORADO
                              (Registrant)



Date: May 15, 2008            By: /s/ Roger A. Parker
                                  Roger A. Parker
                                  President and Chief Executive Officer


                              By: /s/ Kevin K. Nanke
                                  Kevin K. Nanke, Chief Financial
                                  Officer and Treasurer