Form 10-Q
period 2008-08-14
AMBER RESOURCES CO OF COLORADO
filed 2008-08-14
CIK 276750

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2008

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

4,666,185 shares of common stock $.0625 par value were outstanding as of August 14, 2008.
                                     1



                                    INDEX

PART I   FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets - June 30, 2008 and
          December 31, 2007(unaudited)  ........................    3

         Statements of Operations and Accumulated Deficit
          for the Three Months Ended June 30, 2008 and 2007
          (unaudited) ..........................................    4

         Statements of Operations and Accumulated Deficit
          for the Six Months Ended June 30, 2008 and 2007
          (unaudited) ..........................................    5

         Statements of Cash Flows for the Six Months Ended
          June 30, 2008 and 2007 (unaudited) ..................     6

         Notes to Financial Statements (unaudited) .............    7

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................    12

ITEM 3.  Quantitative and Qualitative Disclosures About
          Market Risk ..........................................    15

ITEM 4.  Controls and Procedures ...............................    15

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings .....................................    15

ITEM 1A. Risk Factors ..........................................    16

ITEM 2.  Unregistered Sales of Equity Securities and Use
          of Proceeds ..........................................    16

ITEM 3.  Defaults on Senior Securities .........................    16

ITEM 4.  Submission of Matters to a Vote of Security Holders ...    16

ITEM 5.  Other Information .....................................    16

ITEM 6.  Exhibits ..............................................    16

Signatures .....................................................    17


The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

                                               June 30,    December 31,
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

  	Total assets                           $ 5,006,560     $5,006,560
                                             ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Payable to parent                           $   276,504     $  220,255

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
  5,000,000 shares of Class A convertible
  preferred stock, none issued                     -              -
 Common stock, $.0625 par value; authorized
  25,000,000 shares, issued 4,666,185 shares
  at June 30, 2008 and December 31, 2007		 291,637        291,637
 Additional paid-in capital                    5,755,232      5,755,232
 Accumulated deficit                         (1,316,813)    (1,260,564)
                                             -----------     ----------
   Total stockholders' equity                  4,730,056      4,786,305
                                             -----------     ----------
   Total liabilities and stockholders' equity$ 5,006,560     $5,006,560
                                             ===========     ==========







                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                  Three Months Ended
                                                       June 30,
                                                  2008            2007
                                            -----------     -----------

Oil and gas sales                            $     -     $       -
                                            -----------     -----------

Operating expenses:
   Exploration expense                             -             -
   General and administrative, including
   $25,000 in 2008 and 2007 to parent           30,243          25,000
                                            -----------     -----------
Operating loss                                (30,243)        (25,000)
                                            -----------     -----------
   Net loss                                   (30,243)        (25,000)


Accumulated deficit at beginning
 of the period                              (1,286,570)     (1,183,689)
                                            -----------     -----------

Accumulated deficit at end of the period   $(1,316,813)    $(1,208,689)
                                            ===========     ===========

Basic and diluted loss per share           $     (0.01)    $     (0.01)
                                            ===========     ===========

Weighted average number of common shares
  outstanding                                 4,666,185       4,666,185
                                            ===========     ===========

















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Six Months Ended
                                                          June 30,
                                                 2008            2007
                                            -----------     -----------

Oil and gas sales                            $     -        $     -
                                            -----------     -----------

Operating expenses:
   Exploration expense                             -                377
   General and administrative, including
   $50,000 in 2008 and 2007 to parent            56,249          50,598
                                            -----------     -----------
Operating loss                                 (56,249)        (50,975)
                                            -----------     -----------
   Net loss                                    (56,249)        (50,975)


Accumulated deficit at beginning
 of the period                              (1,260,564)     (1,157,714)
                                            -----------     -----------

Accumulated deficit at end of the period   $(1,316,813)     (1,208,689)
                                            ===========     ===========

Basic and diluted loss per share             $   (0.01)     $    (0.01)
                                            ===========     ===========

Weighted average number of common shares
  outstanding                                 4,666,185       4,666,185
                                            ===========     ===========

















                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                    2008           2007
                                                ---------     ---------
Cash flows from operating activities:
  Net loss                                     $ (56,249)    $ (50,975)
                                               ---------     ---------
Net cash used in operating activities            (56,249)      (50,975)

Cash flows from investing activities:
Net cash used in investing activities               -             -

Cash flows from financing activities:
  Changes in payable to parent                     56,249        50,975
                                                ---------     ---------
Net cash provided by financing activities          56,249        50,975

Net decrease in cash                                 -             -
                                                ---------     ---------

Cash at beginning of period                          -             -
                                                ---------     ---------
Cash at end of period                           $    -        $    -
                                                =========     =========























                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended June 30, 2008
(Unaudited)

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

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended June 30, 2008
(Unaudited)

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

      Recently Adopted Accounting Standards and Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. The Company adopted SFAS 159 effective January 1, 2008, but did not elect to apply any of the provisions of SFAS 159 during the six months ended June 30, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 reaffirms the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures.
                                     8


AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended June 30, 2008
(Unaudited)

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

Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the six months ended June 30, 2008, no adjustments were recognized for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008.

The tax years 2003 through 2007 for federal returns and 2002 through 2007 for state returns remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

(2)  Unproved Undeveloped Offshore California Properties

The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on June 30, 2008 and December 31, 2007. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties through the sale of hydrocarbons will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed, and is subject to other substantial risks and uncertainties as discussed herein.
                                     9


AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended June 30, 2008
(Unaudited)

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

Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at June 30, 2008 and December 31, 2007, and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

The ownership rights in each of these properties have been retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties will continue to be maintained. The issuance of the suspension notices was necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

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

Further actions to develop the leases have been delayed, however, pending the outcome of a separate lawsuit (the "Amber case") that was filed in the United States Court of Federal Claims (the "Court") in Washington, D.C. by the Company, Delta, and ten other property owners alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which are part of the Company's and Delta's offshore California properties. On November 15, 2005 and October 31, 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the
                                     10
subject of the litigation. Under a restitution theory of damages, the Court ruled that the government must give back to the current lessees the $1.1 billion in lease bonuses it had received at the time of sale.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended June 30, 2008
(Unaudited)

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











                                     11
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Liquidity and Capital Resources

     At June 30, 2008 and December 31, 2007, we had no working capital. The cash used in operating activities of $56,249, during the six months ended June 30, 2008, remained consistent with $50,975 for the six months ended June 30, 2007. The lack of cash flow from operations may inhibit the Company from meeting its obligations in a timely manner unless additional financing or the sale of properties occurs. The Company had a payable to Delta of $276,504 and $220,255 at June 30, 2008 and December 31, 2007, respectively. If necessary, we expect that Delta will provide funds to meet our operating needs and obligations for costs incurred with our offshore undeveloped California properties.
                                     12


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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both June 30, 2008 and December 31, 2007. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss. We reported net losses of $30,243 and $25,000 for the three months ended June 30, 2008 and 2007, respectively, and net losses of $56,249, and $50,975 for the six months ended June 30, 2008 and 2007 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three and six months ended June 30, 2008 and 2007.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $0 for the three months ended June 30, 2008 and 2007 and $0 and $377 for six months ended June 30, 2008 and 2007, respectively.

     General and Administrative Expenses. General and administrative expense primarily consisted of expenses allocated from Delta. For the three months ended June 30, 2008 and 2007, general and administrative expenses were $30,243 and $25,000 respectively. For the six months ended June 30, 2008 and 2007, general and administrative expenses were $56,249 and $50,598 respectively.

                                     13




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

     Recently Adopted Accounting Standards and Pronouncements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. We adopted SFAS 159 effective January 1, 2008, but did not elect to apply any of the provisions of SFAS 159 during the six months ended June 30, 2008.

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

     In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2. FSP No. 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a
                                     14
recurring basis (at least annually). We have not yet applied the provisions of SFAS 157 which relate to non-recurring nonfinancial assets and nonfinancial liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded appropriately, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                     15


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






                                     16




                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMBER RESOURCES COMPANY OF COLORADO
                              (Registrant)



Date: August 14, 2008           By: /s/ Roger A. Parker
                                   Roger A. Parker
                                   President and Chief Executive
                                   Officer


                               By: /s/ Kevin K. Nanke
                                   Kevin K. Nanke, Chief Financial
                                   Officer and Treasurer































                                     17