Form 10-Q
period 2008-11-14
AMBER RESOURCES CO OF COLORADO
filed 2008-11-14
CIK 276750

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2008

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 13, 2008.
                                       1
                                INDEX

PART I    FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.   Financial Statements

          Balance Sheets - September 30, 2008 and
          December 31, 2007(unaudited)  ........................    3

          Statements of Operations and Accumulated Deficit
          for the Three Months Ended September 30, 2008 and 2007
          (unaudited) ..........................................    4

          Statements of Operations and Accumulated Deficit
          for the Nine Months Ended September 30, 2008 and 2007
          (unaudited) ..........................................    5

          Statements of Cash Flows for the Nine Months Ended
          September 30, 2008 and 2007 (unaudited) ...............	  6

          Notes to Financial Statements (unaudited) .............   7

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................    12

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk ..........................................    15

ITEM 4.   Controls and Procedures ..............................    15

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings ....................................    16

ITEM 1A.  Risk Factors .........................................    16

ITEM 2.   Unregistered Sales of Equity Securities and Use
          of Proceeds ..........................................    16

ITEM 3.   Defaults upon Senior Securities........................	  16

ITEM 4.   Submission of Matters to a Vote of Security Holders ...   16

ITEM 5.   Other Information .....................................   16

ITEM 6.   Exhibits .............................................    17

Signatures .....................................................    18


The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.



                                       2

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

                                                 September 30, December 31,
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

  	Total assets                               $ 5,006,560     $5,006,560
                                                 ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Payable to parent                               $   303,379     $  220,255

Stockholders' Equity:
 Preferred stock, $.10 par value; authorized
  5,000,000 shares of Class A convertible
  preferred stock, none issued                          -              -
 Common stock, $.0625 par value; authorized
  25,000,000 shares, issued and outstanding
  4,666,185 shares at September 30, 2008
  and December 31, 2007                              291,637        291,637
 Additional paid-in capital                        5,755,232      5,755,232
 Accumulated deficit                              (1,343,688)    (1,260,564)
                                                 -----------     ----------
      Total stockholders' equity                   4,703,181      4,786,305
                                                 -----------     ----------
      Total liabilities and stockholders' equity $ 5,006,560     $5,006,560
                                                 ===========     ==========











                See accompanying notes to financial statements.

                                       3
AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                    2008            2007
                                                 -----------     -----------

Oil and gas sales                              $          -     $   -
                                                 -----------     -----------

Operating expenses:
   Exploration expense                                   -                -
   General and administrative, including
   $25,000 in 2008 and 2007 to parent                 26,875          26,725
                                                 -----------     -----------
Operating loss                                       (26,875)        (26,725)
                                                  -----------     -----------
   Net loss                                          (26,875)        (26,725)


Accumulated deficit at beginning of the period    (1,316,813)     (1,208,689)
                                                 -----------     -----------

Accumulated deficit at end of the period         $(1,343,688)    $(1,235,414)
                                                 ===========     ===========

Basic and diluted loss per share                 $     (0.01)    $     (0.01)
                                                 ===========     ===========

Weighted average number of common shares
  outstanding                                      4,666,185       4,666,185
                                                 ===========     ===========

















                See accompanying notes to financial statements.

                                       4


AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                    2008            2007
                                                 -----------     -----------

Oil and gas sales                              $          -     $        -
                                                 -----------     -----------

Operating expenses:
   Exploration expense                                       -           377
   General and administrative, including
   $75,000 in 2008 and 2007 to parent                 83,124          77,323
                                                 -----------     -----------
Operating loss                                       (83,124)        (77,700)
                                                  -----------     -----------
   Net loss                                          (83,124)        (77,700)


Accumulated deficit at beginning of the period    (1,260,564)     (1,157,714)
                                                 -----------     -----------

Accumulated deficit at end of the period         $(1,343,688)     (1,235,414)
                                                 ===========     ===========

Basic and diluted loss per share                 $     (0.02)     $    (0.02)
                                                 ===========     ===========

Weighted average number of common shares
  outstanding                                      4,666,185       4,666,185
                                                 ===========     ===========

















                See accompanying notes to financial statements.

                                       5


AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                    2008           2007
                                                  ---------     ---------
Cash flows from operating activities:
  Net loss                                        $ (83,124)    $ (77,700)
                                                  ---------     ---------
Net cash used in operating activities               (83,124)      (77,700)

Cash flows from investing activities:
Net cash used in investing activities                  -             -

Cash flows from financing activities:
  Changes in payable to parent                       83,124        77,700
                                                  ---------     ---------
Net cash provided by financing activities            83,124        77,700

Net decrease in cash                                   -             -
                                                  ---------     ---------

Cash at beginning of period                            -             -
                                                  ---------     ---------
Cash at end of period                             $    -        $    -
                                                  =========     =========























                See accompanying notes to financial statements.

                                       6


AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2008
(Unaudited)

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

     Liquidity

The Company essentially has no remaining operations resulting in deficiencies in cash flow from operations. During the year ended June 30, 2002 the Company sold its remaining producing reserves to Delta Petroleum Corporation ("Delta"). Consequently, without increased cash flow from the sale of its oil and gas properties or additional financing, the Company may not be able to meet its obligations in a timely manner or be able to fund exploration and development of its remaining oil and gas properties. The Company believes that it could sell oil and gas properties or obtain additional financing; however, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms.









                                       7
AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2008
(Unaudited)

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

     Recently Adopted Accounting Standards and Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. The Company adopted SFAS 159 effective January 1, 2008, but did not elect to apply any of the provisions of SFAS 159 during the nine months ended September 30, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 reaffirms the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures.
                                       8
AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2008
(Unaudited)

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

In October 2008, the FASB issued FSP No. 157-3 effective upon issuance. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations for determining the fair value of a financial asset when the market for that financial asset is inactive. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of September 30, 2008 and the application of the interpretation did not have an impact on our financial statements.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the nine months ended September 30, 2008, no adjustments were recognized for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at September 30, 2008.

The tax years 2003 through 2007 for federal returns and 2002 through 2007 for state returns remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.










                                       9
AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2008
(Unaudited)

(2)  Unproved Undeveloped Offshore California Properties

The Company has ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $5,006,560 on September 30, 2008 and December 31, 2007. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of the Company's investment in these properties through the sale of hydrocarbons will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed, and is subject to other substantial risks and uncertainties as discussed herein.

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

Based on indications of levels of hydrocarbons present from drilling operations conducted in the past, the Company believes the fair values of its property interests are in excess of their carrying values at September 30, 2008 and December 31, 2007, and that no impairment in the carrying value has occurred. Should the required regulatory approvals not be obtained or plans for exploration and development of the properties not continue, the carrying value of the properties would likely be impaired and written off.

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

In 2001, however, a Federal Court in the case of California v. Norton, et al. ruled that the MMS does not have the power to grant suspensions on the

                                       10
AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Nine Months Ended September 30, 2008
(Unaudited)

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

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order the Company is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the portion of the litigation related to lease bonuses paid. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, but on October 23, 2008 the government filed a petition seeking a rehearing of that decision. No payments will be made until all appeals have either been waived or exhausted. In the event that the Company ultimately receives any proceeds as the result of this litigation, it will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties. The Company cannot be certain of the outcome of any aspect of the litigation until all appeals have been waived or exhausted. However, should the final outcome of any or all aspects of the litigation be adverse to the Company, the Company could be required to impair its properties in future periods.

If new activities are commenced on any of the leases, the requisite exploration and development plans will be subject to review by the California Coastal Commission for consistency with the CZMA and by the MMS for other technical requirements. None of the leases is currently impaired, but in the event that they are found not to be valid for some reason in the future, it would appear that they would become impaired. For example, if there is a future adverse ruling by the California Coastal Commission under the CZMA and the Company decides not to appeal such ruling to the Secretary of Commerce, or the Secretary of Commerce either refuses to hear the Company's appeal of any such ruling or ultimately makes an adverse determination, it is likely


                                       11
that some or all of these leases would become impaired and written off at that time. It is also possible that other events could occur that would cause the leases to become impaired, and the Company will continuously evaluate those factors as they occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements

     The statements contained in this report which are not historical fact are "forward looking statements" that involve various important risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward looking statements. These factors include, without limitation, the risks and factors set forth below as well as other risks previously disclosed in our annual report on Form 10-K.

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

     Background

     Amber Resources Company of Colorado ("Amber, the "Company," "we," "us" and "our") was incorporated in January 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. We own interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

     Liquidity and Capital Resources

     At September 30, 2008 and December 31, 2007, we had no working capital. The cash used in operating activities of $83,124, during the nine months ended September 30, 2008, remained consistent with $77,700 for the nine months ended September 30, 2007. The lack of cash flow from operations may inhibit us from meeting our obligations in a timely manner unless additional

                                       12
financing or the sale of properties occurs. We had a payable to Delta of $303,379 and $220,255 at September 30, 2008 and December 31, 2007,
respectively. If necessary, we expect that Delta will provide funds to meet our operating needs and obligations for costs incurred with our offshore undeveloped California properties.

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

     Unproved Undeveloped Offshore California Properties

     We have ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with an aggregate carrying value of $5,006,560 on both September 30, 2008 and December 31, 2007. These property interests are located in proximity to existing producing federal offshore units near Santa Barbara, California and represent the right to explore for, develop and produce oil and gas from offshore federal lease units. Preliminary exploration efforts on these properties have occurred and the existence of substantial quantities of hydrocarbons has been indicated. The recovery of our investment in these properties will require extensive exploration and development activities (and costs) that cannot proceed without certain regulatory approvals that have been delayed and is subject to other substantial risks and uncertainties.

     Results of Operations

     Net loss. We reported net losses of $26,875 and $26,725 for the three months ended September 30, 2008 and 2007, respectively, and net losses of $83,124, and $77,700 for the nine months ended September 30, 2008 and 2007 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three and nine months ended September 30, 2008 and 2007.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $0 for the three months ended September 30, 2008 and 2007 and $0 and $377 for the nine months ended September 30, 2008 and 2007, respectively.

     General and Administrative Expenses. General and administrative expenses primarily consisted of expenses allocated from Delta. For the three

                                       13
months ended September 30, 2008 and 2007, general and administrative expenses were $26,875 and $26,725 respectively. For the nine months ended September 30, 2008 and 2007, general and administrative expenses were $83,124 and $77,323, respectively.

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

     Recently Adopted Accounting Standards and Pronouncements

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. We adopted SFAS 159 effective January 1, 2008, but did not elect to apply any of the provisions of SFAS 159 during the nine months ended September 30, 2008.

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

                                       14
     In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2. FSP No. 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have not yet applied the provisions of SFAS 157 which relate to non-recurring nonfinancial assets and nonfinancial liabilities.

     Effective January 1, 2008, we adopted SFAS 157 for fair value measurements not delayed by FSP No. 157-2. The adoption had no impact on our financial condition or results of operations.

In October 2008, the FASB issued FSP No. 157-3 effective upon issuance. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations for determining the fair value of a financial asset when the market for that financial asset is inactive. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of September 30, 2008 and the application of the interpretation did not have an impact on our financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded appropriately, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.








                                       15

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

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $1.5 million as reimbursement for the portion of the litigation related to lease bonuses paid. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, but on October 23, 2008 the government filed a petition seeking a rehearing of that decision. No payments will be made until all appeals have either been waived or exhausted. In the event that we ultimately receive any proceeds as the result of this litigation, we will be obligated to pay a portion to landowners and other owners of royalties and similar interests, to pay the litigation expenses and to fulfill certain pre-existing contractual commitments to third parties.

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

















                                       16
ITEM 6.   EXHIBITS.

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







































                                       17
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMBER RESOURCES COMPANY OF COLORADO
                                (Registrant)



Date: November 13, 2008         By: /s/ Roger A. Parker
                                   Roger A. Parker
                                   President and Chief Executive Officer


                                By: /s/ Kevin K. Nanke
                                   Kevin K. Nanke, Chief Financial
                                   Officer and Treasurer




































                                       18