Form 10-K
period 2008-12-31
AMBER RESOURCES CO OF COLORADO
filed 2009-04-15
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8874

AMBER RESOURCES COMPANY OF COLORADO
(FORMERLY NAMED AMBER RESOURCES COMPANY)
(Exact name of registrant as specified in its charter)

Delaware	84-0750506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17th Street, Suite 4300
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 293-9133
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:
Common Stock, $.0625 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No ý
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No ý

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ý No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ý

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act.

Large accelerated filero         Accelerated filero
Non-accelerated filerý     Smaller reporting companyo

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No ý
The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of June 30, 2008 could not be determined because there is no established public trading market.
As of April 13, 2009, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.

TABLE OF CONTENTS

PART I

		PAGE

Item 1.	DESCRIPTION OF BUSINESS	4
Item 1A.	RISK FACTORS	7
Item 1B.	UNRESOLVED STAFF COMMENTS	10
Item 2.	DESCRIPTION OF PROPERTIES	10
Item 3.	LEGAL PROCEEDINGS	13
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	13
Item 6.	SELECTED FINANCIAL DATA	14
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	14
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	18
Item 9A.	CONTROLS AND PROCEDURES	18
Item 9B.	OTHER INFORMATION	19

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	20
Item 11.	EXECUTIVE COMPENSATION	21
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	21
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	22
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	22

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	23

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

During the fiscal year ended December 31, 2008, Amber Resources Company of Colorado, a subsidiary of Delta Petroleum Corporation, formerly named "Amber Resources Company" ("Amber," the "Company," "we" or "us"), was engaged in the exploration, development and production of oil and gas properties. On July 1, 2001 we sold all of our proved producing properties to Delta Petroleum Corporation ("Delta"). As of December 31, 2008, our remaining principal assets included interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California, but subsequent to year end we delivered assignments conveying all of our interests in all of these properties to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in our favor and against the United States. (See “Legal Proceedings,” Item 3 herein.)

We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 4300, 370 17th Street, Denver, Colorado 80202. As of December 31, 2008, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

In June 2004, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

At December 31, 2008, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 par value common stock of which 4,666,185 shares were issued and outstanding.

Business of Issuer

During the year ended December 31, 2008, we were engaged in only one industry, namely the acquisition, exploration and development of offshore oil and gas properties and related business activities. We had no production and no proved reserves. Subsequent to year end we disposed of all of our oil and gas properties and are not actively engaged in the oil and gas business at the present time. Based on current market conditions, it currently appears likely that we will liquidate during the 2009 fiscal year and distribute our net assets to our shareholders.

Principal Products or Services and Their Markets

Although we do not currently have any production or active business operations, we anticipate that the principal products to be produced by us would be crude oil and natural gas. It is anticipated that these products would be generally sold at the wellhead to purchasers in the immediate area where the product would be produced. The principal markets for oil and gas would generally be refineries and transmission companies with facilities near producing properties.

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

Competitive Business Conditions

Oil and gas exploration and development of undeveloped properties is a highly competitive and speculative business. If we were to continue in the oil and gas business, we would compete with a number of other companies, including major oil companies and other independent operators, which are more experienced and which have greater financial resources. We do not hold a significant competitive position in the oil and gas industry.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Oil and gas may be considered raw materials essential to our past business. The acquisition, exploration, development, production, and sale of oil and gas are subject to many factors which are outside of our control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe, and other equipment and supplies, proximity to pipelines, the supply and price of other fuels, and the regulation of prices, production, transportation, and marketing by the Department of Energy and other federal and state governmental authorities.

Dependence on One or a Few Major Customers

We currently do not have any oil or gas production and consequently we do not currently have any customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We do not own any patents, trademarks, licenses, franchises, concessions or royalty agreements. We are not a party to any labor contracts.

Need for Any Governmental Approval of Principal Products or Services

Although we would be required to obtain certain permits and other approvals from various governmental agencies prior to drilling wells and producing oil and/or natural gas if we decided to continue in business, we would not need to obtain governmental approval of our anticipated principal products or services. Governmental approval, however, was a major impediment to the development of the undeveloped properties that we recently conveyed back to the government.

Government Regulation of the Oil and Gas Industry

General

The oil and gas exploration and development business is affected by numerous federal, state and local laws and regulations, including those relating to protection of the environment, public health, and worker safety. The technical requirements of these laws and regulations are becoming increasingly expensive, complex, and stringent. Non-compliance with these laws and regulations may result in imposition of substantial liabilities including civil and criminal penalties. In addition, certain laws impose strict liability for environmental remediation and other costs. Changes in any of these laws and regulations could have a material adverse effect on our business. In light of the many uncertainties with respect to future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future operations. Nevertheless, the trend in environmental regulation is to place more restrictions and controls on activities that may affect the environment, and future expenditures for environmental compliance or remediation may be substantially more than we expect.

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

Environmental Regulation

Oil and gas operations are subject to numerous federal, state, and local environmental laws and regulations concerning our oil and gas operations, products and other activities. In particular, these laws and regulations govern, among other things, the issuance of permits associated with exploration, drilling and production activities, the types of activities that may be conducted in environmentally protected areas such as wetlands and wildlife habitats, the release of emissions into the atmosphere, the discharge and disposal of regulated substances and waste materials, offshore oil and gas operations, the reclamation and abandonment of well and facility sites, and the remediation of contaminated sites.

Governmental approvals and permits are currently, and would in the future be, required in connection with our oil and gas operations if we were to continue in business rather than liquidating. The success of obtaining, and the duration of, such approvals are contingent upon a significant number of variables, many of which would not be within our control. To the extent such approvals are required and not granted, any contemplated operations would be delayed, curtailed or prohibited.

Hazardous Substances and Waste Disposal

We do not currently own or lease any interests in any producing properties. It is possible, however, that we might acquire interests in producing properties or non-producing properties that may become productive in the future if we do not liquidate and instead elect to continue in the oil and gas business. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state statutes impose strict joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at sites where hydrocarbons or other waste is found to have been disposed of or released on or under their properties. The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the management and disposal of wastes. Although CERCLA currently excludes petroleum from cleanup liability, many state laws affecting our operations impose clean up liability regarding petroleum and petroleum related products.

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

Environmental Protection

If we were to continue to be engaged in the business of acquiring, operating, exploring for and developing natural resources rather than liquidating, we would be subject to various state and local provisions regarding environmental and ecological matters. In such instance, compliance with environmental laws might potentially necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that any such expenditures would be material during the year ending December 31, 2009.

Employees

We have no employees.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully read and consider the risks described below before deciding to invest in our securities. The occurrence of any of the following risks could materially harm our business, financial condition, results of operations or cash flows. In any such case, the trading price of our common stock and other securities could decline, and you could lose all or part of your investment. When determining whether to invest in our securities, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and the related notes.

Risks Related To Our Business and Industry

We currently have no revenues or business operations.

On July 1, 2001 we sold all of our proved producing properties to Delta, and on April 10, 2009 we conveyed all of our remaining oil and gas properties back to the government. We currently have no business operations and there can be no assurance that we will ever be successful in establishing any revenues.

We are controlled by Delta.

As of December 31, 2008, Delta owned 91.68% of our outstanding common stock. Accordingly, Delta controls the election of our officers and directors and the management of our business. Delta's ownership of such a large percentage of our shares may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

We are currently dependent upon Delta for management and funding and Delta has significant near-term liquidity issues.

We are managed by Delta under a management agreement that provides for the sharing of the management between the two companies and allocation of related expenses, but since we have no revenues we are currently dependent upon Delta to pay any expenses that we incur.

Delta’s December 31, 2008 financial statements were prepared assuming Delta will continue as a going concern. At December 31, 2008, Delta was not in compliance with the current ratio and accounts payable covenants under its senior credit facility. It experienced a net loss of $452.0 million for the year ended December 31, 2008, had a working capital deficiency of $341.6 million, including $294.5 million outstanding under its credit facility, and is facing significant immediate and long-term obligations in excess of its existing sources of liquidity, which raise substantial doubt about its ability to continue as a going concern. In addition, pursuant to a redetermination made as of February 1, 2009, the borrowing base under Delta’s senior credit facility will be reduced upon the successful completion of its capital raising efforts to $225.0 million, which will require a repayment of $70.0 million based on outstanding borrowings of $295.0 million at April 13, 2009. Delta had $159.0 million of accounts payable at December 31, 2008, which if not timely paid could result in liens filed against its properties or withdrawal of trade credit provided by vendors, which in turn could limit its ability to conduct operations on its properties. In the event that Delta does not continue to provide funding for any reason, we would be forced to seek other sources of funds to sustain any operations.

We are subject to the risk of possibly becoming an investment company.

We are not currently engaged in active business operations and have not yet made a decision as to whether we will continue in business or liquidate, although we currently believe it is likely that we will liquidate during the current fiscal year. If we do not liquidate and do not engage in active business operations it is possible that we could be required to register with the SEC as an investment company. Under Section 3(a)(1)(C) of the Investment Company Act of 1940 (the "1940 Act"), an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines "investment securities" broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Rule 3a-1 under the 1940 Act exempts an issuer if no more than 45% of its total assets consist of, and not more than 45% of its net income (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities of majority-owned subsidiaries and primarily controlled companies. If we do not liquidate and invest our litigation proceeds in investment securities, it is possible that we could inadvertently be deemed to be an investment company under the 1940 Act. If we were to become an inadvertent investment company, we would have one year to divest of a sufficient amount of investment securities and/or acquire other assets sufficient to cause us to no longer be an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

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

  unexpected drilling conditions;
  pressure or irregularities in formations;
  equipment failures or accidents;
  adverse changes in prices;
  weather conditions;
  shortages in experienced labor; and
  shortages or delays in the delivery of equipment.

If we were to continue in the oil and gas business, it is possible that we would drill wells that are unproductive or, although productive, do not produce oil and/or natural gas in economic quantities. Acquisition and completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

The oil and gas industry experiences numerous operating hazards that could result in substantial losses.

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

We may incur substantial costs to comply with various federal, state and local laws and regulations.

The oil and gas business is subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to health and safety, environmental protection or the oil and gas industry generally. Legislation affecting the industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Compliance with such laws and regulations often increases our cost of doing business and, in turn, decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the incurrence of investigatory or remedial obligations, or issuance of cease and desist orders.

The environmental laws and regulations to which the oil and gas business is subject may:

  require applying for and receiving a permit before drilling commences;
  restrict the types, quantities and concentration of substances that may be released into the environment in connection with drilling and production activities;
  limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
  impose substantial liabilities for pollution resulting from our operations.

Under applicable environmental laws and regulations, including CERCLA, RCRA and analogous state laws, we could be held strictly liable for the removal or remediation of previously released materials or contamination of properties that we own regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

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

Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, a plurality of holders of our outstanding common stock will be able to elect all of our directors. As of December 31, 2008, Delta owned 91.68% of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Office Facilities

We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

Oil and Gas Properties

At December 31, 2008, we owned interests in undeveloped offshore Federal leases and units located near Santa Barbara, California. We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during the years ended December 31, 2008, 2007 and 2006. No reserve estimates were prepared for these periods as all remaining leases were undeveloped. Subsequent to year end we conveyed all of our ownership interest in all of our remaining properties to the United States and we currently own no interests in any oil or gas properties.

Offshore Federal Waters: Santa Barbara, California Area

Unproved Undeveloped Properties

At December 31, 2008, we had ownership interests ranging from 0.87% to 6.97% in three unproved undeveloped oil and gas properties located offshore California in which we have a recorded aggregate carrying value of $1.5 million (net of a $3.5 million impairment) at December 31, 2008, to coincide with the amount of our judgment against the United States with respect to these properties as discussed below. We are among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which were part of our offshore California properties that we conveyed back to the government subsequent to year end. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008; however, on December 24, 2008, the Federal Circuit entered an order imposing a stay of the issuance of its mandate pending consideration of and the possible filing by the government of a petition for writ of certiorari with the United States Supreme Court. On February 23, 2009, the Supreme Court granted the government’s application for a thirty day extension, to and including April 4, 2009, to file a petition for a writ of certiorari. The government did not file a petition for a writ of certiorari within the allotted time period and on April 9, 2009 the Federal Circuit issued its mandate. On April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in the amount of $1,496,235. The government has recently indicated that it may not certify and pay the judgment because four small non-plaintiffs have interests in six of these leases, three of which are the leases in which we owned an interest prior to our conveyance back to the government. We believe that the government’s obligation to promptly certify and pay the full amount of the judgment is non-discretionary at this point and on April 10, 2009 the plaintiffs filed a motion with the Court requesting an order requiring the government to file its certifications with the Department of the Treasury within ten days after the Court issues its order enforcing the judgment and requiring that the judgment be paid within fourteen days thereafter. The Court has not yet ruled on the motion. No payments will be made until all appeals have either been waived or exhausted. In the event that we ultimately receive proceeds as the result of this litigation, we will be obligated to use a portion of the proceeds to pay amounts due to Delta.

Gato Canyon Unit. At December 31, 2008, we held a 6.97% working interest, with capitalized costs of approximately $1.4 million (net of a $1.7 million impairment), in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit, three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including our former federal leases and/or units).

Lion Rock Unit. At December 31, 2008, we held a 1% net profits interest, with no capitalized costs (net of a $1.6 million impairment), in the Lion Rock Unit. The Lion Rock Unit is operated by Aera Energy LLC and is located in the Offshore Santa Maria Basin, eight to ten miles from the coastline. Water depths range from 300 feet to 600 feet in the area of the field. It was anticipated that any oil and gas produced at Lion Rock would have been processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility and would have been transported out of Santa Barbara County in the All American Pipeline or the Tosco-Unocal Pipeline. The Lion Rock Unit was held under a directed suspension of operations with no specified end date.

Sword Unit. At December 31, 2008, we held a .87% working interest, with capitalized costs of approximately $53,000 (net of a $228,000 impairment), in the Sword Unit. This 12,240 acre unit was operated by Samedan Oil Corporation. In aggregate, three wells have been drilled on this unit of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6E API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985.

The Sword field is located in the western Santa Barbara Channel ten miles west of Point Conception and five miles south of Point Arguello field's Platform Hermosa. Water depths range from 1000 feet to 1800 feet in the area of the field. It was anticipated that the oil and gas produced from the Sword field would have been likely to have been processed at the existing Gaviota consolidated facility and the oil would have then been transported out of Santa Barbara County in the All American Pipeline. Access to the Gaviota plant would have been through Platform Hermosa and the existing Point Arguello Pipeline system. The Sword Unit leases were held under directed suspensions of operations with no specified end date.

Production

Since we sold our producing properties, we no longer have any sales contracts in place. During the years ended December 31, 2008, 2007 and 2006, we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer.

The profitability of any oil and gas production activities we may have if we decide to continue in the oil and gas business will be affected by fluctuations in the sale prices of any oil and gas production. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Impairment of Long Lived Assets

Unproved Undeveloped Offshore California Properties

We acquired many of the offshore properties that we owned at December 31, 2008 in a series of transactions that began in 1992. Until recently, these properties were carried at our cost bases and they have been subject to an impairment review on a periodic basis.

We have in the past considered impairment of properties assuming that properties will be developed, but based on the status of the litigation involving these properties (see “Legal Proceedings”), they have been evaluated based on the amount of the judgment we will receive in consideration for conveying the leases back to the government.

Productive Wells and Acreage

As of December 31, 2008 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut in wells. Developed acreage consists of acres spaced or assignable to productive wells.

Undeveloped Acreage

At December 31, 2008, we held undeveloped acreage by state as set forth below:

                                                                                                                     Undeveloped Acres (1)

                            Location                                                                            Gross                    Net
                            California (1)                                                                      23,420                   472

                            ________________
                            (1) Consists of Federal leases offshore near Santa Barbara, California. All of these properties were conveyed back to the government subsequent to year end.

Drilling Activities

During the year ended December 31, 2008, we did not participate in any drilling activities.

ITEM 3. LEGAL PROCEEDINGS

We are among twelve plaintiffs in a lawsuit in a case entitled Amber Resources Co., et al. v. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims (“Court”) alleging that the United States government materially breached the terms of forty undeveloped federal leases, some of which were part of our offshore California properties that we conveyed back to the government subsequent to year end. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008; however, on December 24, 2008, the Federal Circuit entered an order imposing a stay of the issuance of its mandate pending consideration of and the possible filing by the government of a petition for writ of certiorari with the United States Supreme Court. On February 23, 2009, the Supreme Court granted the government’s application for a thirty day extension, to and including April 4, 2009, to file a petition for a writ of certiorari. The government did not file a petition for a writ of certiorari within the allotted time period and on April 9, 2009 the Federal Circuit issued its mandate. On April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in the amount of $1,496,235. The government has recently indicated that it may not certify and pay the judgment because four small non-plaintiffs have interests in six of these leases, three of which are the leases in which we owned an interest prior to our conveyance back to the government. We believe that the government’s obligation to promptly certify and pay the full amount of the judgment is non-discretionary at this point and on April 10, 2009 the plaintiffs filed a motion with the Court requesting an order requiring the government to file its certifications with the Department of the Treasury within ten days after the Court issues its order enforcing the judgment and requiring that the judgment be paid within fourteen days thereafter. The Court has not yet ruled on the motion. No payments will be made until all appeals have either been waived or exhausted. In the event that we ultimately receive proceeds as the result of this litigation, we will be obligated to use a portion of the proceeds to pay amounts due to Delta.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market or Markets

We currently have, and have had for the periods covered by this report, no active trading in the over-the-counter market, and there is no assurance that any trading market will develop. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during the years ended December 31, 2008, 2007 and 2006 have not been available.

Approximate Number of Holders of Common Stock

The number of holders of record of our securities at March 15, 2009 was approximately 1,000.

Dividends

We have not paid dividends on our stock and we do not expect to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

				Six Months Ended
	Years Ended December 31,			December 31,	Years Ended June 30,
	2008	2007	2006	2005	2005	2004

Total Revenues	$-	$-	$-	$-	$-	$-
Income (Loss) from Operations	$(3,620,798)	$(102,850)	$(107,127)	$(57,775)	$(110,240)	$(109,308)
Income/ (Loss) Per Share	$(.78)	$(.02)	$(.02)	$(.01)	$(.02)	$(.02)
Total Assets	$1,496,235	$5,006,560	$5,006,560	$5,006,560	$5,006,560	$5,007,139
Total Long-Term Liabilities	$-	$-	$-	$-	$-	$-
Total Liabilities	$330,728	$220,255	$117,405	$-	$-	$-
Total Stockholders’ Equity	$1,165,507	$4,786,305	$4,889,155	$5,006,560	$5,006,560	$5,007,139

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 2008, 2007 and 2006, we had no working capital. The cash used in operating activities of $110,473 during the year ended December 31, 2008 increased from $102,850 for the year ended December 31, 2007 due to additional administrative expenses incurred. The lack of positive cash flow from operations may inhibit us from meeting our obligations in a timely manner unless we receive the award from our litigation with the government or obtain additional financing. We had a payable to Delta of $330,728 and $220,255 at December 31, 2008 and 2007, respectively. If we attempt to engage in business activities and the proceeds of our judgment against the United States are not readily available for any reason, we would need Delta to provide funds to meet our operating needs and obligations for costs incurred; however, Delta’s ability to provide such funds is uncertain due to Delta’s current financial condition.

We do not currently have a credit facility with any bank. Many of the factors which may affect our future operating performance and liquidity if we continue in business are beyond our control, including oil and natural gas prices and the availability of financing.

We do not have any current liabilities other than our payable to Delta, and we believe that funding from Delta and our expected litigation proceeds will be adequate to fund our operating expenses, if any, and satisfy any other obligations over the next year.

Delta’s December 31, 2008 financial statements were prepared assuming Delta will continue as a going concern. At December 31, 2008, Delta was not in compliance with the current ratio and accounts payable covenants under its senior credit facility. It experienced a net loss of $452.0 million for the year ended December 31, 2008, had a working capital deficiency of $341.6 million, including $294.5 million outstanding under its credit facility, and is facing significant immediate and long-term obligations in excess of its existing sources of liquidity, which raise substantial doubt about its ability to continue as a going concern. In addition, pursuant to a redetermination made as of February 1, 2009, the borrowing base under Delta’s senior credit facility will be reduced upon the successful completion of its capital raising efforts to $225.0 million, which will require a repayment of $70.0 million based on outstanding borrowings of $295.0 million at March 2, 2009. Delta had $159.0 million of accounts payable at December 31, 2008, which if not timely paid could result in liens filed against its properties or withdrawal of trade credit provided by vendors, which in turn could limit its ability to conduct operations on its properties. In the event that Delta does not continue to provide funding for any reason, we would be forced to seek other sources of funds to sustain any operations.

Results of Operations

The following discussion and analysis relate to items that have affected our results of operations for the years ended December 31, 2008, 2007 and 2006. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

		Years Ended
		December 31,
	2008	2007	2006

Oil and gas sales	$-	$-	$-

Operating Expenses:
Impairments	3,510,325	-	-
Exploration expense	-	376	-
General and administrative, including $100,000
for each of the years ended December 31, 2008,
2007 and 2006 payable to parent	110,473	102,474	107,127
Total operating expenses	3,620,798	102,850	107,127

Operating loss	(3,620,798)	(102,850)	(107,127)

Net loss	$(3,620,798)	$(102,850)	$(107,127)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Loss. Our net losses for the years ended December 31, 2008 and 2007 were $3,620,798 and $102,850 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the years ended December 31, 2008 and 2007.

Impairments. During the year ended December 31, 2008, we determined that the book value exceeded the fair value of our offshore properties based on the finalization of the Offshore California litigation. As such, we recorded $3.5 million of impairment charges in our statement of operations for the year ended December 31,

2008 to reduce the value of the properties to the amount of the judgment we ultimately expect to collect from our litigation with the government.

Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $376 for the year ended December 31, 2007.

General and Administrative Expenses. General and administrative expense for the year ended December 31, 2008 was $110,473 compared to $102,474 for the year ended December 31, 2007 and primarily consisted of expenses allocated from Delta.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Loss. Our net losses for the years ended December 31, 2007 and 2006 were $102,850 and $107,127 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the years ended December 31, 2007 and 2006.

Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred exploration costs of $376 for the year ended December 31, 2007.

General and Administrative Expenses. General and administrative expense for the year ended December 31, 2007 was $102,474 compared to $107,127 for the year ended December 31, 2006 and primarily consisted of expenses allocated from Delta.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Our significant accounting policies are described in Note 1 to our financial statements. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

The successful efforts method of accounting can have a significant impact on the operational results reported when we are entering a new exploratory area in hopes of finding a gas and oil field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and, if so, will be expensed. Seismic costs can be substantial and will result in additional exploration expenses when incurred.

Reserve Estimates

We do not currently own any proved reserves and we do not currently have any estimates of any gas or oil reserves.

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

Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we recognized impairments totaling $3.5 million during the year ended December 31, 2008 to reduce the carrying value of our properties to an amount we ultimately expect to collect from our litigation with the government. We did not record an impairment during the years ended December 31, 2007 and 2006.

Recently Issued Accounting Standards and Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal year 2009, and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal year 2009, and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Under our current structure, the adoption of SFAS 160 is not expected to have any impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. We did not elect to apply any of the provisions of SFAS 159 during the year ended December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. Effective January 1, 2008, we adopted SFAS 157 and the adoption had no impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to manage foreign currency exchange or interest rate risks and do not hold or issue financial instruments for trading purposes.

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

With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for Amber. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of our disclosure controls and procedures utilized to compile information included in this filing.

ITEM 9B. OTHER INFORMATION

On April 10, 2009, we tendered an assignment of all of our remaining oil and gas properties back to the government and demanded payment in the amount of $1,496,235 in connection with the end of the lawsuit with the United States government concerning these properties. (See Item 3 “Legal Proceedings.”)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our executive officers and directors as of March 1, 2009 is set forth below:

Name	Age	Positions	Period of Service
Roger A. Parker	47	President, Chief Executive	May 1987 to Present
		Officer, Chairman and a Director
Jerrie F. Eckelberger	64	Director	September 1996 to Present
Kevin K. Nanke	44	Treasurer and Chief Financial	December 1999 to Present
		Financial Officer
Stanley F. Freedman	60	Executive Vice President and	January 3, 2006 to Present
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

Jerrie F. Eckelberger is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the Eighteenth Judicial District Attorney's Office in Colorado. From 1975 to present, Mr. Eckelberger has been engaged in the private practice of law and is presently a member of the law firm of Eckelberger & Jackson, LLC. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. From September of 1996 to the present, Mr. Eckelberger has served as a director of Delta. Since March, 1996, Mr. Eckelberger has engaged in the investment and development of Colorado real estate through several private companies in which he is a principal.

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

Stanley F. ("Ted") Freedman has served as our Executive Vice President and Secretary since January 3, 2006 and has also served as the Executive Vice President, General Counsel and Secretary of Delta Petroleum Corporation and DHS Drilling Company since January 1, 2006. He graduated from the University of Wyoming with a Bachelor of Arts degree in 1970 and a Juris Doctor degree in 1975. From 1975 to 1978, Mr. Freedman was a staff attorney with the United States Securities and Exchange Commission. From 1978 to December 31, 2005, he was engaged in the private practice of law in Denver, Colorado. Mr. Freedman also serves as a director of Direct Petroleum Exploration, Inc., a privately-held oil and gas company with projects in Morocco, Bulgaria, Russia and southeastern Colorado.

There is no family relationship among or between any of our officers and/or directors.

We do not have any committees of our Board of Directors. Our parent, Delta Petroleum Corporation, has an audit committee and an audit committee financial expert.

We do not have our own code of ethics. We have not adopted a code of ethics because Delta Petroleum Corporation has a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, and Forms 5 and amendments thereto furnished with respect to our most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

No officer or director received compensation directly from us during the years ended December 31, 2008, 2007 and 2006. Mr. Parker, our Chairman and President, Mr. Nanke, our Chief Financial Officer, and Mr. Freedman, our Executive Vice President and Secretary, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) & (b) Security Holdings of Management and Persons Controlling more than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of Beneficial Owners	Amount & Nature of Beneficial Ownership
Percent of Class
Delta Petroleum Corporation 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977 (1)	91.68% (1)
Roger A. Parker 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977 (1)	91.68% (1)
Jerrie F. Eckelberger 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977 (1)	91.68% (1)
Kevin K. Nanke 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977 (1)	91.68% (1)
Stanley F. Freedman 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977 (1)	91.68% (1)
All Directors and Executive Officers as a Group (4 persons)	4,277,977 (1)	91.68% (1)

(1) All shares are owned by Delta; Messrs. Parker, Eckleberger, Nanke and Freedman are officers, directors and/or shareholders of Delta.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement may be cancelled by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. The charges to us for the provision of services by Delta were $100,000 for each of the years ended December 31, 2008, 2007 and 2006. We had payables to Delta of $330,728 and $220,255 at December 31, 2008 and 2007, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual financial statements for the year ended December 31, 2008 and the review of the financial statements included in our Forms 10-Q for such fiscal year were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. “Certain Relationships and Related Transactions.”)

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: No fees were billed for professional services rendered by KPMG LLP for financial information systems design and implementation services for the year ended December 31, 2008.

ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the year ended December 31, 2008.

AUDIT COMMITTEE PRE-APPROVAL POLICY: Our independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of Amber while not impairing its independence. The Audit Committee of Delta must pre-approve permissible non-audit services. During the year ended December 31, 2008, Delta's Audit Committee was not required to approve any non-audit services provided to Delta and its subsidiaries by the independent registered public accounting firm, as none were provided.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm	F	-1
Balance Sheets as of December 31, 2008 and 2007	F	-2
Statements of Operations and Accumulated Deficit
Years ended December 31, 2008, 2007 and 2006	F	-3
Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006	F	-4
Notes to Financial Statements	F	-5

(a) (2) Financial Statement Schedules

None

(a) (3) Exhibits

The Exhibits listed in the Index to Exhibits appearing at page 25 are filed as part of this report. Management contracts and compensatory plans required to be filed as exhibits are marked with an "*."

INDEX TO EXHIBITS

(2)	Plan of Acquisitions, Reorganization, Arrangement, Liquidation, or Succession. Not applicable.
(3)	Articles of Incorporation and Bylaws.
	3.1	The Articles of Incorporation (Certificate of Incorporation) and Bylaws of the Registrant filed as Exhibits 4 and 5 to Registrant's Form S-1 Registration Statement filed August 28, 1978 with the Securities and Exchange Commission are incorporated herein by reference. The Restated Articles of Incorporation (Restated Certificate of Incorporation) dated January 26, 1988 and Amendment to Restated Certificate of Incorporation dated September 18, 1989 are incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Form10-KSB for the fiscal year ended June 30, 1997.
	3.2	Certificate for Renewal and Revival of Charter. Incorporated by reference from Exhibit 3.2 of the Company's Form 10-K for the fiscal year ended June 30, 2003.
(4)	Instruments Defining the Rights of Security Holders.
	4.1	Certificate of Designation of the Relative Rights of the Class A Preferred Stock of Amber Resources Company dated July 25, 1989. Incorporated by reference to Exhibit 4.1 of the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
(9)	Voting Trust Agreement. Not applicable.
(10)	Material Contracts.
	10.1	Agreement dated March 31, 1993 between Delta Petroleum Corporation and Amber Resources Company. Incorporated by reference from Exhibit 10.1 of the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
	10.2	Amber Resources Company 1996 Incentive Plan. Incorporated by reference from Exhibit 99.1 of the Company's December 4, 1996 Form 8-K.*
	10.3	Agreement between Amber Resources Company and Delta Petroleum Corporation dated effective October 1, 1998. Incorporated by reference from Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended June 30, 1999.
	10.4	Purchase and Sale Agreement between Amber Resources Company and Delta Petroleum Corporation dated July 1, 2001. Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended June 30, 2002.
(11)	Statement Regarding Computation of Per Share Earnings. Not applicable.
(12)	Statement Regarding Computation of Ratios. Not applicable.
(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders. Not applicable.
(16)	Letter re: Change in Certifying Accountants. Not applicable.
(17)	Letter re: Director Resignation. Not applicable.
(18)	Letter Regarding Change in Accounting Principles. Not applicable.
(19)	Previously Unfiled Documents. Not applicable.

(21)	Subsidiaries of the Registrant. Not applicable.
(22)	Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.
(23)	Consent of Experts and Counsel. Not applicable.
(24)	Power of Attorney. Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.
(32)	Section 1350 Certifications.
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.
(99)	Additional Exhibits. Not applicable.
*	Management contracts and compensatory plans.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Amber Resources Company of Colorado
(A subsidiary of Delta Petroleum Corporation):

We have audited the accompanying balance sheets of Amber Resources Company of Colorado (the "Company"), a subsidiary of Delta Petroleum Corporation (“Delta”), as of December 31, 2008 and 2007 and the related statements of operations and accumulated deficit, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and the parent company, Delta has suffered recurring losses from operations, has a working capital deficiency, and was not in compliance with its debt covenants at December 31, 2008 which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

KPMG LLP

Denver, Colorado
April 14, 2009

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

Current assets:	$-	$-

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved undeveloped offshore California	1,496,235	5,006,560
Net property and equipment	1,496,235	5,006,560

Total assets	$1,496,235	$5,006,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to parent	$330,728	$220,255

Stockholders’ equity:
Preferred stock, $.10 par value:
authorized 5,000,000 shares of Class A
convertible preferred stock, none issued	-	-
Common stock, $.0625 par value;
authorized 25,000,000 shares, issued and
outstanding 4,666,185 shares	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(4,881,362)	(1,260,564)
Total stockholders’ equity	1,165,507	4,786,305

Total liabilities and stockholders’ equity	$1,496,235	$5,006,560

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

		Years Ended
		December 31,
	2008	2007	2006
Oil and gas sales	$-	$-	$-
Operating expenses:
Impairments	3,510,325	-	-
Exploration expense	-	376	-
General and administrative, including $100,000
for each of 2008, 2007 and 2006 payable to parent	110,473	102,474	107,127
Total operating expenses	3,620,798	(102,850)	107,127
Operating loss	(3,620,798)	(102,850)	(107,127)
Net loss	$(3,620,798)	$(102,850)	$(107,127)
Accumulated deficit at beginning of year	(1,260,564)	(1,157,714)	(1,050,587)
Accumulated deficit at end of year	$(4,881,362)	$(1,260,564)	$(1,157,714)
Basic loss per share	$(.78)	$(.02)	$(.02)
Weighted average number of common shares outstanding	4,666,185	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
		Years Ended
		December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(3,620,798)	$(102,850)	$(107,127)
Impairments	3,510,325	-	-
Net cash used in operating activities	(110,473)	(102,850)	(107,127)
Cash flows from financing activities:
Changes in accounts payable to parent	110,473	102,850	107,127
Net cash provided by financing activities	110,473	102,850	107,127
Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2008 and 2007

(1) Nature of Organization

Organization

Amber Resources Company of Colorado, formerly Amber Resources Company (the “Company”), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. As of December 31, 2008, the Company owned interests in three undeveloped oil and gas properties in federal units offshore California, near Santa Barbara. As of December 31, 2008 Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

(2) Going Concern

The Company essentially has no remaining operations resulting in deficiencies in cash flow from operations. During the year ended June 30, 2002 the Company sold its remaining producing properties to Delta. Subsequent to December 31, 2008, the Company tendered assignments of all of its oil and gas properties to the United States government and filed a motion with the United States Court of Claims requesting an order requiring the government to file its certifications with the Department of the Treasury within ten days after the Court issues its order enforcing the judgment and requiring that the judgment be paid within fourteen days thereafter. The Court has not yet ruled on the motion. No payments will be made until all appeals have either been waived or exhausted. Consequently, until such time as the Company receives payment of the judgment, the Company may not be able to meet its obligations in a timely manner. The Company believes that it may be able to use its right to receive the proceeds from the judgment as a vehicle to obtain additional financing; however, there can be no assurance that such financing would be available in a timely fashion or on acceptable terms, if at all.

The Company’s parent company, Delta, is facing significant immediate and long-term obligations in excess of its existing sources of liquidity, which raise substantial doubt about Delta’s ability to provide funding for the Company. The Company is dependent on Delta and has an agreement to pay Delta for its administrative, accounting and management services. If Delta is unable to pay the Company’s operating expenses, the Company could have to obtain alternative financing; however, there can be no assurance that alternate financing would be available in a timely fashion or on acceptable terms, if at all.

The Company’s lack of liquidity and the financial condition of Delta raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, or otherwise obtain sufficient funds if needed to meet its obligations, if any.

(3) Summary of Significant Accounting Policies

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

Depreciation and depletion of capitalized acquisition, exploration and development costs are computed on the units-of-production method by individual fields as the related proved reserves are produced. Capitalized costs of undeveloped properties are assessed periodically and a provision for impairment is recorded, if necessary, through a charge to operations. The Company recorded impairments totaling $3.5 million for the year ended December 31, 2008 to reduce the carrying values of the properties to their fair value based on the amount ultimately expected to be collected from the litigation with the government.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2008 and 2007

(3) Summary of Significant Accounting Policies, Continued

     Impairment of Long Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

     Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. The Company does not have any dilutive equity instruments and as such, diluted earnings (loss) per share has not been presented.

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the fair value of undeveloped properties and contingencies and litigation. Actual results could differ from these estimates.

     Recently Issued Accounting Standards and Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Under the Company’s current structure, the adoption of SFAS 160 is not expected to have any impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. The Company adopted SFAS 159 effective January 1, 2008 but did not elect to apply any of the provisions of SFAS 159 during the year ended December 31, 2008.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2008 and 2007

(3) Summary of Significant Accounting Policies, Continued

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. Effective January 1, 2008, the Company adopted SFAS 157 and the adoption had no impact on its financial condition or results of operations.

(4) Oil and Gas Properties

As of December 31, 2008, the Company had ownership interests ranging from .87% to 6.97% in three unproved undeveloped offshore California oil and gas properties with aggregate carrying values of $1.5 million and $5.0 million at December 31, 2008 and 2007, respectively. Subsequent to year end the Company delivered assignments conveying its interest in all of these properties to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in the Company’s favor and against the government as discussed below. The Company is among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which were part of the Company’s offshore California properties. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order the Company is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008; however, on December 24, 2008, the Federal Circuit entered an order imposing a stay of the issuance of its mandate pending consideration of and the possible filing by the government of a petition for writ of certiorari with the United States Supreme Court. On February 23, 2009, the Supreme Court granted the government’s application for a thirty day extension, to and including April 4, 2009, to file a petition for a writ of certiorari. The government did not file a petition for a writ of certiorari within the allotted time period and on April 9, 2009 the Federal Circuit issued its mandate. On April 10, 2009 the Company tendered assignment of all of the affected properties to the government and demanded payment in the amount of $1,496,235. The government has recently indicated that it may not certify and pay the judgment because four small non-plaintiffs have interests in six of these leases, three of which are the leases in which the Company owned an interest prior to its conveyance back to the government. The Company believes that the government’s obligation to promptly certify and pay the full amount of the judgment is non-discretionary at this point and on April 10, 2009 the plaintiffs filed a motion with the Court requesting an order requiring the government to file its certifications with the Department of the Treasury within ten days after the Court issues its order enforcing the judgment and requiring that the judgment be paid within fourteen days thereafter. The Court has not yet ruled on the motion.

No payments will be made until all appeals have either been waived or exhausted. In the event that the Company ultimately receives proceeds as the result of this litigation, it will be obligated to use a portion of the proceeds to pay amounts due to Delta.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2008 and 2007

(5) Preferred Stock

The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $.10 per share. As of the years ended December 31, 2008, 2007 and 2006, no preferred stock had been issued.

(6) Income Taxes

At December 31, 2008, 2007 and 2006, the Company's significant deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Deferred tax assets:
Oil and gas properties	$1,292,998	$-	$-
Net operating loss carryforwards	431,611	602,173	578,965
Gross deferred tax assets	1,724,608	602,173	578,965

Less valuation allowance	(1,724,608)	(602,173)	(578,965)

Net deferred tax asset	$-	$-	$-

No income tax expense or benefit has been recorded for the years ended December 31, 2008, 2007 and 2006 since the deferred income benefits that would have otherwise been recorded were offset by an increase in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return. Delta accounts for income taxes in accordance with the provisions of Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109”) and includes Amber's tax attributes in calculating its tax obligations.

The deferred tax asset has a full valuation allowance because the Company does not believe it is more likely than not that the net operating loss carryforwards will be used due to the lack of current or planned income generating activities. At December 31, 2008, the Company had net operating loss carryforwards for regular and alternative minimum tax purposes of approximately $1,172,000. If not utilized, the tax net operating loss carryforwards will expire during the period from 2009 through 2028. If not utilized, $960,000 of net operating losses will expire over the next three years.

Effective January 1, 2007, the Company adopted provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2008, no adjustments were recognized for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

The tax years 2005 through 2007 for federal returns and 2004 through 2007 for state returns remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2008 and 2007

(7) Related Party Transactions

Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. The charges to the Company for the provision of services by Delta were $100,000 for each of the years ended December 31, 2008, 2007 and 2006. The Company had non-interest bearing payables to Delta of $330,728 and $220,255 at December 31, 2008 and 2007, respectively.

(8) Disclosures About Capitalized Costs, Costs Incurred and Major Customers

Capitalized costs related to oil and gas producing activities are as follows:

	Years Ended December 31,

	2008	2007	2006
Unproved undeveloped offshore California properties
	$1,496,235	$5,006,560	$5,006,560

Costs incurred in oil and gas producing activities for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006

Unproved property acquisition costs	$-	$-	$-
Exploration costs	$-	$376	$-

A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
Oil and gas sales	$-	$-	$-
Expenses:
Lease operating	-	-	-
Depletion	-	-	-
Exploration	-	376	-
Results of operations of oil and gas producing activities
	$-	$(376)	$-

The Company manages its business through one operating segment.

There were no customers for the years ended December 31, 2008, 2007 and 2006.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2008 and 2007

(9) Information Regarding Proved Oil and Gas Reserves (Unaudited)

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

     (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves;” (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquid, that may occur in underlaid prospects; and (D) crude oil, natural gas, and natural gas liquid, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 15th day of April, 2009.

AMBER RESOURCES COMPANY OF COLORADO
By: /s/ Roger A. Parker
Roger A. Parker, Chief Executive Officer
By: /s/ Kevin K. Nanke
Kevin K. Nanke, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title	Date
/s/ Roger A. Parker	April 15, 2009
Roger A. Parker, Director

/s/ Jerrie F. Eckelberger	April 15, 2009
Jerrie F. Eckelberger, Director