Form 10-Q
period 2009-03-31
AMBER RESOURCES CO OF COLORADO
filed 2009-05-15
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-8874

Amber Resources Company of Colorado
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	84-0750506
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

370 17th Street, Suite 4300 Denver, Colorado
80202
(Address of principal executive offices)	(Zip Code)

                  (303) 293-9133
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [X]
Accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [x]

4,666,185 shares of common stock $.0625 par value were outstanding as of May 14, 2009.

	INDEX	PAGE NO.

PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Balance Sheets – March 31, 2009 and
	December 31, 2008(unaudited)	3
	Statements of Operations and Accumulated Deficit
	for the Three Months Ended March 31, 2009 and 2008
	(unaudited)	4
	Statements of Cash Flows for the Three Months Ended
	March 31, 2009 and 2008 (unaudited)	5
	Notes to Financial Statements (unaudited)	6
ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9
ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	11
ITEM 4.	Controls and Procedures	11

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	12
ITEM 1A.	Risk Factors	12
ITEM 2.	Unregistered Sales of Equity Securities and Use
	of Proceeds	12
ITEM 3.	Defaults on Senior Securities	12
ITEM 4.	Submission of Matters to a Vote of Security Holders	12
ITEM 5.	Other Information	12
ITEM 6.	Exhibits	12
Signatures		13

The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

		March 31,	December 31,
		2009	2008

ASSETS

Offshore litigation award receivable		$1,496,235	$-
Current Assets		$1,496,235	$-

Property and Equipment:
Oil and gas properties,
successful efforts method of accounting:
Unproved undeveloped offshore California		-	1,496,235
Net property		-	1,496,235

Total assets		$1,496,235	$1,496,235

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to parent		$356,146	$330,728

Stockholders' Equity:
Preferred stock, $. 10 par value; authorized
5,000,000 shares of Class A convertible
preferred stock, none issued		-	-
Common stock, $. 0625 par value; authorized
25,000,000 shares, issued and outstanding
4,666,185 shares at March 31, 2009 and
December 31, 2008		291,637	291,637
Additional paid-in capital		5,755,232	5,755,232
Accumulated deficit		(4,906,780	(4,881,362)
	-	----------	---------
Total stockholders' equity		1,140,089	1,165,507
Total liabilities and stockholders’equity		$1,496,235	$1,496,235

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended March 31,

	2009	2008
Oil and gas sales	$-	$-

Operating expenses:

General and administrative, including $25,000 in 2009 and 2008 to parent
	25,418	26,006
Operating loss	(25,418)	(26,006)
Net loss	(25,418)	(26,006)

Accumulated deficit at beginning of the period	(4,881,362)	(1,260,564)

Accumulated deficit at end of the period	$(4,906,780)	$(1,286,570)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding	4,666,185	4,666,185

                                                            4

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2009	2008
Cash flows from operating activities:
Net loss	$(25,418)	$(26,006)

Net cash used in operating activities	(25,418)	(26,006)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Changes in payable to parent	25,418	26,006

Net cash provided by financing activities	25,418	26,006

Net decrease in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

                                                          5

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation) Notes to Financial Statements Three Months Ended March 31, 2009 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's (the "Company") audited financial statements and notes thereto filed with the Company's annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

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

Recently Adopted Accounting Standards and Pronouncements

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2. FSP No. 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) . The Company has not yet applied the provisions of SFAS 157 which relate to non-recurring nonfinancial assets and nonfinancial liabilities.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2009
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued

Effective January 1, 2008, the Company adopted SFAS 157 for fair value measurements not delayed by FSP No. 157- 2. The adoption had no impact on its financial condition or results of operations.

In October 2008, the FASB issued FSP No. 157-3 effective upon issuance. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations for determining the fair value of a financial asset when the market for that financial asset is inactive. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of March 31, 2009 and the application of the interpretation did not have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. The Company adopted SFAS 159 effective January 1, 2008, but did not elect to apply any of the provisions of SFAS 159 during the three months ended March 31, 2009.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely- than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended March 31, 2009, no adjustments were recognized for uncertain tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at March 31, 2009.

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
Three Months Ended March 31, 2009
(Unaudited)

(2) Summary of Significant Accounting Policies, Continued

acquiree. The Statement also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008, or fiscal year 2009, and must be applied prospectively to business combinations completed on or after that date. The Company will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the financial statements.

(3) Unproved Undeveloped Offshore California Properties

At March 31, 2009, the Company had ownership interests ranging from 0.87% to 6.97% in three unproved undeveloped oil and gas properties located offshore California in which it had a recorded aggregate carrying value of $1.5 million (net of a $3.5 million impairment) at December 31, 2008, to coincide with the amount of the Company’s judgment against the United States with respect to these properties as discussed below. The Company is among twelve plaintiffs in a lawsuit that was filed in the United States Court of Federal Claims (the “Court”) in Washington, D.C. alleging that the U.S. government materially breached the terms of forty undeveloped federal leases, some of which were part of the Company’s offshore California properties that it conveyed back to the government in April 2009. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order the Company is entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 the Company tendered assignment of all of the affected properties to the government and demanded payment in full. On May 11, 2009 the Department of Justice certified payment of the judgment to all of the lessees with respect to the lawsuit leases. Accordingly, the Company currently expects to receive payment of the judgment within the next thirty days. When the Company ultimately receives proceeds as the result of this litigation, it will be obligated to use a portion of the proceeds to pay amounts due to Delta.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our year ended December 31, 2008. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements.

Background

Amber Resources Company of Colorado ("Amber, the "Company," "we," "us" and "our") was incorporated in January 1978, and is principally engaged in acquiring, exploring and developing oil and gas properties. Until recently, we owned interests in undeveloped oil and gas properties offshore California, near Santa Barbara.

Liquidity and Capital Resources

At March 31, 2009 and December 31, 2008, we had no working capital. The cash used in operating activities of $25,418 during the three months ended March 31, 2009, remained consistent with $26,006 for the three months ended March 31, 2008. The lack of cash flow from operations may inhibit us from conducting our operations or meeting our obligations in a timely manner. We had a payable to Delta of $356,146 and $330,728 at March 31, 2009 and December 31, 2008, respectively. If we attempt to engage in business activities and the proceeds of our judgment against the United States are not available for any reason, we would need Delta to provide funds to meet our operating needs and obligations for any costs we were to incur.

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

Delta’s March 31, 2009 financial statements were prepared assuming Delta will continue as a going concern. At March 31, 2009, Delta was not in compliance with the current ratio and accounts payable covenants under its senior credit facility. It experienced a net loss of $25.6 million for the quarter ended March 31, 2009, had a working capital deficiency of $441.8 million, including $293.8 million outstanding under its credit facility, and at March 31, 2009 was facing significant immediate and long-term obligations in excess of its then existing sources of liquidity, which raised substantial doubt about its ability to continue as a going concern. On May 13, 2009, however, Delta received net proceeds of approximately $247.3 million from an equity offering. In the event that Delta does not continue to provide funding for any reason, we could be forced to seek other sources of funds to sustain any operations.

Results of Operations

Net loss. We reported net losses of $25,418 and $26,006 for the three months ended March 31, 2009 and 2008, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three months ended March 31, 2009 and 2008.

General and Administrative Expenses. General and administrative expenses primarily consisted of expenses allocated from Delta. For the three months ended March 31, 2009 and 2008, general and administrative expenses were $25,418 and $26,006 respectively.

Recently Adopted Accounting Standards and Pronouncements

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2. FSP No. 157-2 delays the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) . We have not yet applied the provisions of SFAS 157 which relate to non-recurring nonfinancial assets and nonfinancial liabilities.

Effective January 1, 2008, we adopted SFAS 157 for fair value measurements not delayed by FSP No. 157-2. The adoption had no impact on our financial condition or results of operations.

In October 2008, the FASB issued FSP No. 157-3 effective upon issuance. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations for determining the fair value of a financial asset when the market for that financial asset is inactive. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of March 31, 2009 and the application of the interpretation did not have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or fiscal year 2008. We adopted SFAS 159 effective January 1, 2008, but did not elect to apply any of the provisions of SFAS 159 during the three months ended March 31, 2009.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a "more-likely- than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the three months ended March 31, 2009, no adjustments were recognized for uncertain tax benefits.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded appropriately, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

On January 12, 2007, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in full. On May 11, 2009 the Department of Justice certified payment of the judgment to all of the lessees with respect to the lawsuit leases. Accordingly, we currently expect to receive payment of the judgment within the next thirty days. When we ultimately receive proceeds as the result of this litigation, we will be obligated to use a portion of the proceeds to pay amounts due to Delta.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in the Company's Annual Report on Form 10-K for the period ended December 31, 2008.

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

AMBER RESOURCES COMPANY OF COLORADO
(Registrant)

Date: May 15, 2009	By: /s/ Roger A. Parker Roger A. Parker President and Chief Executive Officer

By: /s/ Kevin K. Nanke Kevin K. Nanke, Chief Financial Officer and Treasurer

                                                           13