Form 10-Q
period 2009-06-30
AMBER RESOURCES CO OF COLORADO
filed 2009-08-14
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2009

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from _______ to _______

Commission file number 0-8874

Amber Resources Company of Colorado
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	84-0750506
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

370 17th Street, Suite 4300
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 293-9133
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [X]
Accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [x]

4,666,185 shares of common stock $.0625 par value were outstanding as of August 10, 2009.

	INDEX
PART I	FINANCIAL INFORMATION	PAGE NO.
ITEM 1.	Financial Statements
	Balance Sheets – June 30, 2009 and
	December 31, 2008(unaudited)	3
	Statements of Operations and Accumulated Deficit
	for the Three Months Ended June 30, 2009 and 2008
	(unaudited)	4
	Statements of Operations and Accumulated Deficit
	for the Six Months Ended June 30, 2009 and 2008
	(unaudited)	5
	Statements of Cash Flows for the Six Months Ended
	June 30, 2009 and 2008 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10
ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	11
ITEM 4.	Controls and Procedures	11
PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	12
ITEM 1A.	Risk Factors	12
ITEM 2.	Unregistered Sales of Equity Securities and Use
	of Proceeds	12
ITEM 3.	Defaults on Senior Securities	12
ITEM 4.	Submission of Matters to a Vote of Security Holders	12
ITEM 5.	Other Information	12
ITEM 6.	Exhibits	12
Signatures		13

The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2009	2008
	-----------------	----------------
ASSETS

Cash and cash equivalents:	$1,124,816	$-

Property and Equipment:
Oil and gas properties,
successful efforts method of accounting:
Unproved undeveloped offshore California	-	1,496,235
	----------	---------
Net property	-	1,496,235
	----------	---------

Total assets	$1,124,816	$1,496,235
	===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to parent	$15,576	$330,728

Stockholders' Equity:
Preferred stock, $. 10 par value; authorized
5,000,000 shares of Class A convertible
preferred stock, none issued	-	-
Common stock, $. 0625 par value; authorized
25,000,000 shares, issued and outstanding
4,666,185 shares at June 30, 2009 and
December 31, 2008	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(4,937,629)	(4,881,362)
	----------	---------
Total stockholders' equity	1,109,240	1,165,507
	----------	---------
Total liabilities and stockholders’ equity $ 1,124,816		$1,496,235
	===========	==========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
	--------------	--------------

Oil and gas sales	$-	$-
	----------	----------

Operating expenses:
Exploration expense	-	-
General and administrative, including
$25,000 in 2009 and 2008 to parent	30,849	30,243
	----------	----------
Operating loss	(30,849)	(30,243)
	----------	----------
Net loss	(30,849)	(30,243)

Accumulated deficit at beginning of the period	(4,906,780)	(1,286,570)
	----------	----------

Accumulated deficit at end of the period	$(4,937,629)	$(1,316,813)
	===========	===========

Basic and diluted loss per share	$(0.01)	$(0.01)
	===========	===========

Weighted average number of common shares
outstanding	4,666,185	4,666,185
	===========	===========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	-------------	-----------

Oil and gas sales	$-	$-
	----------	----------

Operating expenses:
Exploration expense	-	-
General and administrative, including
$50,000 in 2009 and 2008 to parent	56,267	56,249
	----------	----------
Operating loss	(56,267)	(56,249)
	----------	----------
Net loss	(56,267)	(56,249)

Accumulated deficit at beginning of the period	(4,881,362)	(1,260,564)
	----------	----------

Accumulated deficit at end of the period	$(4,937,629)	$(1,316,813)
	===========	===========

Basic and diluted loss per share	$(0.01)	$(0.01)
	===========	===========

Weighted average number of common shares
outstanding	4,666,185	4,666,185
	===========	===========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	------------	---------
Cash flows from operating activities:
Net loss	$(56,267)	$(56,249)
Proceeds from offshore litigation
award	1,496,235	-
	----------	---------
Net cash provided by (used in)
operating activities	1,439,968	(56,249)

Cash flows from investing activities:	-	-
	----------	---------
Net cash used in investing activities	-	-

Cash flows from financing activities:
Changes in payable to parent, net	(315,152)	56,249
	----------	--------
Net cash provided by (used in)
financing activities:	(315,152)	56,249

Net increase in cash	1,124,816	-
	----------	--------

Cash at beginning of period	-	-
	----------	--------
Cash at end of period	$1,124,816	$-
	===========	=========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

(A Subsidiary of Delta Petroleum Corporation) Notes to Financial Statements Six Months Ended June 30, 2009 (Unaudited)

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

As we have no operating activities and tendered an assignment of our remaining leases to the government just prior to receipt of the litigation proceeds, we do not expect to have operating cash flows in the future. Further, we are currently evaluating our plans with respect to the Company.

Our present intention is to liquidate and dissolve the Company. We plan to begin this process prior to the end of 2009. The liquidation and dissolution of the Company would commence upon obtaining the approval of our stockholders, at which time we would:

  file a Certificate of Dissolution with the Secretary of State of the State of Delaware;
  cease conducting normal business operations, except as may be required to wind up our business affairs;
  sell or otherwise dispose of all of our remaining non-cash assets for cash or cash equivalents in an orderly fashion;
  pay or attempt to adequately provide for the payment of all of our known obligations and liabilities; and
  distribute pro rata, in one or more liquidating distributions, all of our remaining assets to our stockholders.

AMBER RESOURCES COMPANY OF COLORADO

(A Subsidiary of Delta Petroleum Corporation) Notes to Financial Statements Six Months Ended June 30, 2009 (Unaudited)

(2) Recently Adopted Accounting Standards and Pronouncements

In May 2009, the FASB issued SFAS 165, “Subsequent Events. ” The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for us beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The implementation of this standard did not have a material impact on our financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on August 13, 2009 at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

(3) Unproved Undeveloped Offshore California Properties

Prior to June 30, 2009, the Company owned direct and indirect ownership interests ranging from 0.87% to 6.97% in three unproved undeveloped offshore oil and gas properties near Santa Barbara, California with an aggregate carrying value of $1.5 million at December 31, 2008. These property interests represented the right to explore for, develop and produce oil and gas from offshore federal lease units. The ownership rights in each of these properties were retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties continued to be maintained. The issuance of the suspension notices was necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

On January 12, 2008, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in full. In May 2009, the Company received its approximately $1.5 million award.

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

Liquidity and Capital Resources

At December 31, 2008, we had no working capital. As of June 30, 2009, we had working capital of $1,109,240. Cash provided by operating activities was $1,439,968 during the six months ended June 30, 2009, as compared to cash used in operating activities of $56,249 for the six months ended June 30, 2008. Cash provided by operations during the three and six months ended June 30, 2009 was entirely due to the receipt of offshore litigation proceeds. As we have no operating activities and tendered an assignment of our remaining leases to the government just prior to receipt of the litigation proceeds, we do not expect to have operating cash flows in the future. Further, we are currently evaluating our plans with respect to the Company.

Our present intention is to liquidate and dissolve the Company. We plan to begin this process prior to the end of 2009. The liquidation and dissolution of the Company would commence upon obtaining the approval of our stockholders, at which time we would:

  file a Certificate of Dissolution with the Secretary of State of the State of Delaware;
  cease conducting normal business operations, except as may be required to wind up our business affairs;
  sell or otherwise dispose of all of our remaining non-cash assets for cash or cash equivalents in an orderly fashion;
  pay or attempt to adequately provide for the payment of all of our known obligations and liabilities; and
  distribute pro rata, in one or more liquidating distributions, all of our remaining assets to our stockholders.

Results of Operations

     Net loss. We reported net losses of $30,849 and $30,243 for the three months ended June 30, 2009 and 2008, respectively, and net losses of $56,267, and $56,249 for the six months ended June 30, 2009 and 2008 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three and six months ended June 30, 2009 and 2008.

     Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We incurred no exploration costs during the three months ended June 30, 2009 and 2008 or during the six months ended June 30, 2009 and 2008.

     General and Administrative Expenses. General and administrative expense primarily consisted of expenses allocated from Delta. For the three months ended June 30, 2009 and 2008, general and administrative expenses were $30,849 and $30,243 respectively. For the six months ended June 30, 2009 and 2008, general and administrative expenses were $56,267 and $56,249 respectively.

Recently Adopted Accounting Standards and Pronouncements

In May 2009, the FASB issued SFAS 165, “Subsequent Events. ” The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for us beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The implementation of this standard did not have a material impact on our financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on August 13, 2009 at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to manage foreign currency exchange or interest rate risks and do not hold or issue financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded appropriately, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were among twelve plaintiffs in a lawsuit in a case entitled Amber Resources Co., et al. v. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims (“Court”) alleging that the United States government materially breached the terms of forty undeveloped federal leases, some of which were part of our offshore California properties that we conveyed back to the government subsequent to year end. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that are the subject of the litigation.

On January 12, 2008, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we are entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in full. In May 2009, the Company received its approximately $1.5 million award from the government.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in the Company's Annual Report on Form 10-K for the period ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Exhibits are as follows:

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350. Filed herewith electronically

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350. Filed herewith electronically

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER RESOURCES COMPANY OF COLORADO
(Registrant)

Date: August 13, 2009	By:	/s/ John R. Wallace
John R. Wallace
President and Chief Operating Officer

	By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Chief Financial
Officer and Treasurer