Form 10-K
period 2009-12-31
AMBER RESOURCES CO OF COLORADO
filed 2010-03-31
CIK 276750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-8874

AMBER RESOURCES COMPANY OF COLORADO
(FORMERLY NAMED AMBER RESOURCES COMPANY)
(Exact name of registrant as specified in its charter)

Delaware	84-0750506
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No. )

370 17th Street, Suite 4300
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 293-9133

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock, $.0625 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yeso Noý

                 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yeso Noý

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesý Noo

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noo

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ý

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filero               Accelerated filero
Non-accelerated filerý               Smaller reporting companyo

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yeso Noý

The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of June 30, 2009 could not be determined because there is no established public trading market.

As of March 31, 2010, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.

TABLE OF CONTENTS

PART I

		PAGE

Item 1.	DESCRIPTION OF BUSINESS	4
Item 1A.	RISK FACTORS	7
Item 1B.	UNRESOLVED STAFF COMMENTS	10
Item 2.	DESCRIPTION OF PROPERTIES	10
Item 3.	LEGAL PROCEEDINGS	12
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	13
Item 6.	SELECTED FINANCIAL DATA	13
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	14
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	17
Item 9A.	CONTROLS AND PROCEDURES	17
Item 9B.	OTHER INFORMATION	18

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	19
Item 11.	EXECUTIVE COMPENSATION	20
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	20
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	21
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	21

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	22

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
  Changes in the legal, political and/or regulatory environment could have a material adverse effect on our future results of operations and financial condition. Our ability to economically produce and sell any future oil and gas production may be affected and could possibly be restrained by a number of legal, political and regulatory factors.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

During the fiscal year ended December 31, 2009, Amber Resources Company of Colorado, a subsidiary of Delta Petroleum Corporation, formerly named "Amber Resources Company" ("Amber," the "Company," "we" or "us"), was engaged in the exploration, development and production of oil and gas properties. On July 1, 2001 we sold all of our proved producing properties to Delta Petroleum Corporation ("Delta"). As of December 31, 2009, our remaining principal asset was cash in the bank because during 2009 we delivered assignments conveying all of our interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in our favor and against the United States. (See “Legal Proceedings,” Item 3 herein.)

We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 4300, 370 17th Street, Denver, Colorado 80202. As of December 31, 2009, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

In June 2004, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

At December 31, 2009, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 par value common stock of which 4,666,185 shares were issued and outstanding.

Business of Issuer

We began 2009 engaged in only one industry, namely the acquisition, exploration and development of offshore oil and gas properties and related business activities. However, during 2009, we had no production and no proved reserves and we disposed of all of our oil and gas properties and are not actively engaged in the oil and gas business at the present time. We are evaluating the possibility of continuing in business or merging with another entity, but if this is not accomplished in the near term, management expects that it will take actions to liquidate the Company during the 2010 fiscal year and distribute our net assets to our shareholders.

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

Environmental Protection

If we were to continue to be engaged in the business of acquiring, operating, exploring for and developing natural resources rather than liquidating, we would be subject to various state and local provisions regarding environmental and ecological matters. In such instance, compliance with environmental laws might potentially necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that any such expenditures would be material during the year ending December 31, 2010.

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

We are controlled by Delta.

As of December 31, 2009, Delta owned 91.68% of our outstanding common stock. Accordingly, Delta controls the election of our officers and directors and the management of our business. Delta's ownership of such a large percentage of our shares may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

We are subject to the risk of possibly becoming an investment company .

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

Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, a plurality of holders of our outstanding common stock will be able to elect all of our directors. As of December 31, 2009, Delta owned 91.68% of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Office Facilities

We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

Oil and Gas Properties

We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during the years ended December 31, 2009, 2008 and 2007. No reserve estimates were prepared for these periods as all remaining leases were undeveloped. In April 2009, we conveyed all of our ownership interest in all of our remaining properties to the United States and we currently own no interests in any oil or gas properties. Prior to this conveyance, we owned the properties described below.

Offshore Federal Waters: Santa Barbara, California Area

Unproved Undeveloped Properties

Gato Canyon Unit. Prior to the April 2009 conveyance described above, we held a 6.97% working interest, with capitalized costs of approximately $1.4 million (net of a $1.7 million impairment), in the Gato Canyon Unit. This 10,100 acre unit is operated by Samedan Oil Corporation. Seven test wells have been drilled on the Gato Canyon structure. Five of these were drilled within the boundaries of the Unit and two were drilled outside the Unit boundaries in the adjacent State Tidelands. The test wells were drilled as follows: within the boundaries of the Unit, three wells were drilled by Exxon, two in 1968 and one in 1969; one well was drilled by Arco in 1985; and one well was drilled by Samedan in 1989. Outside the boundaries of the Unit, in the State Tidelands but still on the Gato Canyon Structure, one well was drilled by Mobil in 1966 and one well was drilled by Union Oil in 1967. In April 1989, Samedan tested the P-0460 #2 which yielded a combined test flow rate of 5,160 Bbls of oil per day from six intervals in the Monterey Formation between 5,880 and 6,700 feet of drilled depth. The Monterey Formation is a highly fractured shale formation. The Monterey (which ranges from 500' to 2,900' in thickness) is the main productive and target zone in many offshore California oil fields (including our former federal leases and/or units).

Lion Rock Unit. Prior to the April 2009 conveyance described above, we held a 1% net profits interest, with no capitalized costs (net of a $1.6 million impairment), in the Lion Rock Unit. The Lion Rock Unit is operated by Aera Energy LLC and is located in the Offshore Santa Maria Basin, eight to ten miles from the coastline. Water depths range from 300 feet to 600 feet in the area of the field. It was anticipated that any oil and gas produced at Lion Rock would have been processed at a new facility in the onshore Santa Maria Basin or at the existing Lompoc facility and would have been transported out of Santa Barbara County in the All American

Pipeline or the Tosco-Unocal Pipeline.
operations with no specified end date.

The Lion Rock Unit was held under a directed suspension of

Sword Unit. Prior to the April 2009 conveyance described above, we held a .87% working interest, with capitalized costs of approximately $53,000 (net of a $228,000 impairment), in the Sword Unit. This 12,240 acre unit was operated by Samedan Oil Corporation. In aggregate, three wells have been drilled on this unit of which two wells were completed and tested in the Monterey formation with calculated flow rates of from 4,000 to 5,000 Bbls per day with an estimated average gravity of 10.6E API. The two completed test wells were drilled by Conoco, one in 1982 and the second in 1985.

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

Production

Since we sold our producing properties, we no longer have any sales contracts in place. During the years ended December 31, 2009, 2008 and 2007, we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer.

The profitability of any oil and gas production activities we may have if we decide to continue in the oil and gas business will be affected by fluctuations in the sale prices of any oil and gas production. (See "Management's Discussion and Analysis of Financial Condition and Plan of Operations").

Impairment of Long Lived Assets

Unproved Undeveloped Offshore California Properties

Prior to conveying our interests to the government in April 2009, the Company owned direct and indirect ownership interests ranging from 0.87% to 6.97% in three unproved undeveloped offshore oil and gas properties near Santa Barbara, California with an aggregate carrying value of $1.5 million at December 31, 2008. These property interests represented the right to explore for, develop and produce oil and gas from offshore federal lease units. The ownership rights in each of these properties were retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties continued to be maintained. The issuance of the suspension notices was necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

On January 12, 2008, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we were entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in full. In May 2009, the Company received its approximately $1.5 million award.

Productive Wells and Acreage

As of December 31, 2009 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut in wells. Developed acreage consists of acres spaced or assignable to productive wells.

Undeveloped Acreage

At December 31, 2009, we held no acreage as all of our property interests were conveyed to the United States government during 2009.

Drilling Activities

During the year ended December 31, 2009, we did not participate in any drilling activities.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings.

We were among twelve plaintiffs in a lawsuit in a case entitled Amber Resources Co., et al. v. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims (“Court”) alleging that the United States government materially breached the terms of forty undeveloped federal leases, some of which were part of our offshore California properties that we conveyed back to the government subsequent to year end 2009. In November 2005 and October 2006, the Court granted summary judgment as to liability and partial summary judgment as to damages with respect to thirty six of the forty total federal leases that were the subject of the litigation.

On January 12, 2008, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we were entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in full. In May 2009, we received our approximately $1.5 million award from the government.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market or Markets

We currently have, and have had for the periods covered by this report, no active trading in the over-the-counter market, and there is no assurance that any trading market will develop. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during the years ended December 31, 2009, 2008 and 2007 have not been available.

Approximate Number of Holders of Common Stock

The number of holders of record of our securities at March 31, 2010 was approximately 1,000.

Dividends

We have not historically paid dividends on our stock; however, management is currently considering the declaration of a dividend on our common stock in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

										Six Months Ended		Year Ended
										December 31,		June 30,
		2009		2008		2007		2006		2005		2005
Total Revenues		$-		$-		$-		$-		$-		$-
Loss from Operations		$(104,742)		$(3,620,798)		$(102,850)		$(107,127)		$(57,775)		$(110,240)
Loss Per Share	$	(. 02)	$	(. 78)	$	(. 02)	$	(. 02)	$	(. 01)	$	(. 02)
Total Assets		$1,070,435		$1,496,235		$5,006,560		$5,006,560		$5,006,560		$5,006,560
Total Long-Term Liabilities		$-		$-		$-		$-		$-		$-
Total Liabilities		$9,670		$330,728		$220,255		$117,405		$-		$-
Total Stockholders’ Equity		$1,060,765		$1,165,507		$4,786,305		$4,889,155		$5,006,560		$5,006,560

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 2008, and 2007, we had no working capital. At December 31, 2009, we had $1.1 million of working capital. The cash provided by operating activities for the year ended December 31, 2009 was $1,391,493 in comparison to cash used by operating activities of $110,473 for the year ended December 31, 2008. The primary source of cash provided by operating activities was the receipt of offshore litigation proceeds of $1.5 million. We had  payables to Delta of $9,670 and $330,728 at December 31, 2009 and 2008, respectively. Based on the litigation proceeds received during 2009 and our plan to liquidate all Amber properties, we believe that we will have sufficient liquidity and capital to meet our daily operational needs and obligations until the Company liquidates completely.

We do not currently have a credit facility with any bank. Many of the factors which may affect our future operating performance and liquidity if we continue in business are beyond our control, including oil and natural gas prices and the availability of financing.

We do not have any current liabilities and we believe that funding from Delta and the offshore litigation proceeds received during 2009 will be adequate to fund our operating expenses, if any, and satisfy any other obligations over the next year.

Results of Operations

The following discussion and analysis relate to items that have affected our results of operations for the years ended December 31, 2009, 2008 and 2007. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

		Years Ended
		December 31,
	2009	2008	2007

Oil and gas sales	$-	$-	$-

Operating Expenses:
Impairments	-	3,510,325	-
Exploration expense	-	-	376
General and administrative, including $100,000
for each of the years ended December 31, 2009,
2008 and 2007 payable to parent	104,742	110,473	102,474
Total operating expenses	104,742	3,620,798	102,850

Operating loss	(104,742)	(3,620,798)	(102,850)

Net loss	$(104,742)	$(3,620,798)	$(102,850)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Loss. Our net losses for the years ended December 31, 2009 and 2008 were $104,742 and $3,620,798 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the years ended December 31, 2009 and 2008.

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

Exploration Expenses. Exploration expenses consist of geological and geophysical costs and lease rentals relating to our offshore properties. We did not incur any exploration costs for the years ended December 31, 2009 and 2008.

General and Administrative Expenses. General and administrative expense for the year ended December 31, 2009 was $104,742 compared to $110,473 for the year ended December 31, 2008 and primarily consisted of expenses allocated from Delta.

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

Successful Efforts Method of Accounting

We account for our natural gas and crude oil exploration and development activities, if any, utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

Impairment of Gas and Oil Properties

Historically, we reviewed our gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our gas and oil properties and compare such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the gas and oil properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of hydrocarbons that we believe are recoverable even though they are not proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we recognized impairments totaling $3.5 million during the year ended December 31, 2008 to reduce the carrying value of our properties to an amount we ultimately expect to collect from our litigation with the government. We did not record an impairment during the year ended December 31, 2007. As of December 31, 2009, we did not own any oil and gas properties.

Recently Adopted Accounting Standards and Pronouncements

In May 2009, the FASB issued authoritative guidance which incorporated the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated. In particular, the guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective for us beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The implementation of this guidance did not have a material impact on our financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

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

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2009. Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for Delta. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our executive officers and directors as of March 31, 2010 is set forth below:

Name	Age	Positions	Period of Service
John R. Wallace	50	President and a Director	June 2009 to Present
Jerrie F. Eckelberger	65	Director	September 1996 to Present
Kevin K. Nanke	45	Treasurer and Chief Financial	December 1999 to Present
		Financial Officer
Stanley F. Freedman	61	Executive Vice President and	January 3, 2006 to Present
		Secretary

The following is biographical information as to the business experience of each of our current officers and directors.

John R. Wallace has served as the President and a Director of the Company since June 5, 2009 after Roger A. Parker resigned from those positions on May 26, 2009. Mr. Wallace also serves as the President and Chief Operating Officer of Delta, which he joined in October 2003 as Executive Vice President of Operations. He was appointed President of Delta in February 2006 and a Director in June 2007. Since April 1, 2005, he has also served as Executive Vice President and Director of DHS Drilling Company, a partially owned subsidiary of Delta. Mr. Wallace was Vice President of Exploration and Acquisitions for United States Exploration, Inc. (“UXP”), a Denver-based publicly-held oil and gas exploration company, from May 1998 to October 2003. Prior to UXP, Mr. Wallace served as president of various privately held oil and gas companies engaged in producing property acquisitions and exploration ventures. He received a Bachelor of Science degree in Geology from Montana State University in 1981. He is a member of the American Association of Petroleum Geologists and the Independent Petroleum Association of the Mountain States.

Jerrie F. Eckelberger is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the Eighteenth Judicial District Attorney's Office in Colorado. From 1975 to present, Mr. Eckelberger has been engaged in the private practice of law and is presently a member of the law firm of Eckelberger & Jackson, LLC. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. From September of 1996 to the present, Mr. Eckelberger has served as a director of Delta. Since March, 1996, Mr. Eckelberger has engaged in the investment and development of Colorado real estate through several private companies in which he is a principal. Mr. Eckelberger was selected to serve as our sole Director because of his long experience with the Company and its business.

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

ITEM 11. EXECUTIVE COMPENSATION

No officer or director received compensation directly from us during the years ended December 31, 2009, 2008 and 2007. Mr. Wallace, our President and a Director, Mr. Nanke, our Chief Financial Officer, and Mr. Freedman, our Executive Vice President and Secretary, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) & (b) Security Holdings of Management and Persons Controlling more than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of	Amount & Nature of
Beneficial Owners	Beneficial Ownership		Percent of Class

Delta Petroleum Corporation	4,277,977	(1)	91.68%
370 17th Street, Suite 4300
Denver, CO 80202

John R. Wallace	4,277,977	(1)	91.68%
370 17th Street, Suite 4300
Denver, CO 80202

Jerrie F. Eckelberger	4,277,977	(1)	91.68%
370 17th Street, Suite 4300
Denver, CO 80202

Kevin K. Nanke	4,277,977	(1)	91.68%
370 17th Street, Suite 4300
Denver, CO 80202

Stanley F. Freedman	4,277,977	(1)	91.68%
370 17th Street, Suite 4300
Denver, CO 80202

All Directors and Executive
Officers as a Group (4 persons)	4,277,977	(1)	91.68%

(1) All shares are owned by Delta; Messrs. Wallace, Eckelberger, Nanke and Freedman are officers, directors and/or shareholders of Delta.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement may be cancelled by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. The charges to us for the provision of services by Delta were $100,000 for each of the years ended December 31, 2009, 2008 and 2007. We had payables to Delta of $9,670, $330,728 and $220,255 at December 31, 2009, 2008 and 2007, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual financial statements for the year ended December 31, 2009 and the review of the financial statements included in our Forms 10-Q for such fiscal year were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. “Certain Relationships and Related Transactions.”)

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES: No fees were billed for professional services rendered by KPMG LLP for financial information systems design and implementation services for the year ended December 31, 2009.

ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the year ended December 31, 2009.

AUDIT COMMITTEE PRE-APPROVAL POLICY: Our independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of Amber while not impairing its independence. The Audit Committee of Delta must pre-approve permissible non-audit services. During the year ended December 31, 2009, Delta's Audit Committee was not required to approve any non-audit services provided to Delta and its subsidiaries by the independent registered public accounting firm, as none were provided.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
--------------------
Report of Independent Registered Public Accounting Firm	F	-1
Balance Sheets as of December 31, 2009 and 2008	F	-2
Statements of Operations and Accumulated Deficit
Years ended December 31, 2009, 2008 and 2007	F	-3
Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007	F	-4
Notes to Financial Statements	F	-5

(a) (2) Financial Statement Schedules
-----------------------------

None

(a) (3) Exhibits
 --------

The Exhibits listed in the Index to Exhibits appearing at page 24 are filed as part of this report.

Management contracts and compensatory plans required to be filed as exhibits are marked with an "*."

INDEX TO EXHIBITS

(2)	Plan of Acquisitions, Reorganization, Arrangement, Liquidation, or Succession. Not applicable.
(3)	Articles of Incorporation and Bylaws.
	3.1	The Articles of Incorporation (Certificate of Incorporation) and Bylaws of the Registrant filed as Exhibits 4 and 5 to Registrant's Form S-1 Registration Statement filed August 28, 1978 with the Securities and Exchange Commission are incorporated herein by reference. The Restated Articles of Incorporation (Restated Certificate of Incorporation) dated January 26, 1988 and Amendment to Restated Certificate of Incorporation dated September 18, 1989 are incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Form10-KSB for the fiscal year ended June 30, 1997.
	3.2	Certificate for Renewal and Revival of Charter. Incorporated by reference from Exhibit 3.2 of the Company's Form 10-K for the fiscal year ended June 30, 2003.
(4)	Instruments Defining the Rights of Security Holders.
	4.1	Certificate of Designation of the Relative Rights of the Class A Preferred Stock of Amber Resources Company dated July 25, 1989. Incorporated by reference to Exhibit 4.1 of the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
(9)	Voting Trust Agreement. Not applicable.
(10)	Material Contracts.
	10.1	Agreement dated March 31, 1993 between Delta Petroleum Corporation and Amber Resources Company. Incorporated by reference from Exhibit 10.1 of the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
	10.2	Amber Resources Company 1996 Incentive Plan. Incorporated by reference from Exhibit 99.1 of the Company's December 4, 1996 Form 8-K. *
	10.3	Agreement between Amber Resources Company and Delta Petroleum Corporation dated effective October 1, 1998. Incorporated by reference from Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended June 30, 1999.
	10.4	Purchase and Sale Agreement between Amber Resources Company and Delta Petroleum Corporation dated July 1, 2001. Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended June 30, 2002.
(11)	Statement Regarding Computation of Per Share Earnings. Not applicable.
(12)	Statement Regarding Computation of Ratios. Not applicable.
(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders. Not applicable.
(16)	Letter re: Change in Certifying Accountants. Not applicable.
(17)	Letter re: Director Resignation. Not applicable.
(18)	Letter Regarding Change in Accounting Principles. Not applicable.
(19)	Previously Unfiled Documents. Not applicable.

(21)	Subsidiaries of the Registrant. Not applicable.
(22)	Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.
(23)	Consent of Experts and Counsel. Not applicable.
(24)	Power of Attorney. Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.
(32)	Section 1350 Certifications.
	32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350. Filed herewith electronically.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350. Filed herewith electronically.
(99)	Additional Exhibits. Not applicable.
*	Management contracts and compensatory plans.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Amber Resources Company of Colorado
(A subsidiary of Delta Petroleum Corporation):

We have audited the accompanying balance sheets of Amber Resources Company of Colorado (the "Company"), a subsidiary of Delta Petroleum Corporation (“Delta”), as of December 31, 2009 and 2008 and the related statements of operations and accumulated deficit, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with United States generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP

Denver, Colorado
March 31, 2010

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2009 and 2008

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Cash	$1,070,435	$-
Current assets	1,070,435	-

Property and equipment:
Oil and gas properties, successful efforts method of accounting:
Unproved undeveloped offshore California	-	1,496,235
Net property and equipment	-	1,496,235

Total assets	$1,070,435	$1,496,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to parent	$9,670	$330,728

Stockholders’ equity:
Preferred stock, $. 10 par value:
authorized 5,000,000 shares of Class A
convertible preferred stock, none issued	-	-
Common stock, $. 0625 par value;
authorized 25,000,000 shares, issued and
outstanding 4,666,185 shares	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(4,986,104)	(4,881,362)
Total stockholders’ equity	1,060,765	1,165,507

Total liabilities and stockholders’ equity	$1,070,435	$1,496,235

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2009 and 2008

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

			Years Ended
			December 31,
		2009	2008		2007

Oil and gas sales		$-	$-		$-

Operating expenses:
Impairments		-	3,510,325		-
Exploration expense		-	-		376
General and administrative, including $100,000
for each of 2009, 2008 and 2007 payable to parent		104,742	110,473		102,474
Total operating expenses		104,742	3,620,798		102,850

Operating loss		(104,742)	(3,620,796)		(102,850)

Net loss		$(104,742)	$(3,620,796)		$(102,850)

Accumulated deficit at beginning of year		(4,881,362)	(1,260,564)		(1,157,714)

Accumulated deficit at end of year		$(4,986,104)	$(4,881,362)		$(1,260,564)

Basic loss per share	$	(. 02)	$ (. 78)	$	(. 02)

Weighted average number of common shares outstanding		4,666,185	4,666,185		4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2009 and 2008

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS

		Years Ended
		December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(104,742)	$(3,620,798)	$(102,850)
Impairments	-	3,510,325	-
Proceeds from offshore litigation award	1,496,235	-	-

Net cash provided by (used in) operating activities	1,391,493	(110,473)	(102,850)
Cash flows from financing activities:
Changes in accounts payable to parent	(321,058)	110,473	102,850

Net cash provided by (used in) financing activities	(321,058)	110,473	102,850

Net change in cash	1,070,435	-	-

Cash at beginning of year	-	-	-

Cash at end of year	$1,070,435	$-	$-

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements December 31, 2009 and 2008

(1) Nature of Organization

Organization

Amber Resources Company of Colorado, formerly Amber Resources Company (the “Company”), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. As of December 31, 2008, the Company owned interests in three undeveloped oil and gas properties in federal units offshore California, near Santa Barbara. As of December 31, 2009 Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

(2) Summary of Significant Accounting Policies

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and gas activities, if any. Accordingly, costs associated with the acquisition, drilling, and equipping of successful exploratory wells are capitalized.

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

Impairment of Long Lived Assets

Applicable accounting rules establish a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements December 31, 2009 and 2008

(2) Summary of Significant Accounting Policies, Continued

Recently Issued Accounting Standards and Pronouncements

In May 2009, the FASB issued authoritative guidance which incorporated the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated. In particular, the guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective for the Company beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The implementation of this guidance did not have a material impact on the Company’s financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements at the time this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

(3) Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the years ended December 31, 2009, 2008 and 2007. No reserve estimates were prepared for these periods as all remaining leases were undeveloped. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.

(4) Preferred Stock

The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $.10 per share. As of the years ended December 31, 2009, 2008 and 2007, no preferred stock had been issued.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements December 31, 2009 and 2008

(5) Income Taxes

At December 31, 2009, 2008 and 2007, the Company's significant deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Deferred tax assets:
Oil and gas properties	$-	$1,292,998	$-
Net operating loss carryforwards	1,413,137	431,611	602,173
Gross deferred tax assets	1,413,137	1,724,608	602,173

Less valuation allowance	(1,413,137)	(1,724,608)	(602,173)

Net deferred tax asset	$-	$-	$-

No income tax expense or benefit has been recorded for the years ended December 31, 2009, 2008 and 2007 since the deferred income expense or benefit that would have otherwise been recorded was offset by a change in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return.

The deferred tax asset has a full valuation allowance because the Company does not believe it is more likely than not that the net operating loss carryforwards will be used due to the lack of current or planned income generating activities. At December 31, 2009, the Company had net operating loss carryforwards for regular tax purposes of approximately $3.8 million.

The Company had no unrecognized tax benefits as of December 31, 2009, 2008 and 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

The tax years 2006 through 2008 for federal returns and 2005 through 2008 for state returns remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

(6) Related Party Transactions

Effective October 1, 1998, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. The charges to the Company for the provision of services by Delta were $100,000 for each of the years ended December 31, 2009, 2008 and 2007. The Company had non-interest bearing payables to Delta of $9,670, $330,728 and $220,255 at December 31, 2009, 2008 and 2007, respectively.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements December 31, 2009 and 2008

(7) Disclosures About Capitalized Costs, Costs Incurred and Major Customers

Capitalized costs related to oil and gas producing activities are as follows:

			Years Ended
			December 31,
	2009		2008	2007
Unproved undeveloped offshore
California properties		$-	$1,496,235	$5,006,560

Costs incurred in oil and gas producing activities for the years ended December 31, 2009, 2008 and 2007 are as follows:

			Year Ended
			December 31,
	2009		2008	2007

Unproved property acquisition costs		$-	$-	$-
Exploration costs		$-	$-	$376

A summary of the results of operations for oil and gas producing activities, excluding general and administrative cost, for the years ended December 31, 2009, 2008 and 2007 is as follows:

		Year Ended December 31,
	2009		2008	2007
Oil and gas sales		$-	$-	$-
Expenses:
Lease operating		-	-	-
Depletion		-	-	-
Exploration		-	-	376
Results of operations of oil and gas
producing activities		$-	$-	$(376)

The Company manages its business through one operating segment.

There were no customers for the years ended December 31, 2009, 2008 and 2007.

(8) Information Regarding Proved Oil and Gas Reserves (Unaudited)

The Company sold all its producing properties to Delta on July 1, 2001. As such, no reserve estimates were prepared for the past three years.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 31st day of March, 2010.

AMBER RESOURCES COMPANY OF COLORADO
By: /s/ John R. Wallace
John R. Wallace, Principal Executive Officer
By: /s/ Kevin K. Nanke
Kevin K. Nanke, Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title	Date
/s/ John R. Wallace	March 31, 2010
John R. Wallace, Director

/s/ Jerrie F. Eckelberger	March 31, 2010
Jerrie F. Eckelberger, Director