Form 10-Q
period 2010-03-31
AMBER RESOURCES CO OF COLORADO
filed 2010-05-14
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                Non-accelerated filer [X]

Accelerated filer [ ]                                      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [x]

4,666,185 shares of common stock $.0625 par value were outstanding as of May 13, 2010.

	INDEX
PART I	FINANCIAL INFORMATION	PAGE NO.
ITEM 1.	Financial Statements Balance Sheets – March 31, 2010 and December 31, 2009(unaudited)

		3
	Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2010 and 2009 (unaudited)

		4
	Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)
		5
	Notes to Financial Statements (unaudited)	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		8
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
		9
ITEM 4.	Controls and Procedures	10
PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	11
ITEM 1A.	Risk Factors	11
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
		11
ITEM 3.	Defaults on Senior Securities	11
ITEM 5.	Other Information	11
ITEM 6.	Exhibits	11
Signatures		12

The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

	March 31, 2010	December 31, 2009

	-----------	-----------

ASSETS

Cash and cash equivalents	$1,046,975	$1,070,435

	----------	---------
Current assets	1,046,975	1,070,435
	----------	---------

Total assets	$1,046,975	$1,070,435
	===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to parent	$9,670	$9,670

Stockholders' Equity:
Preferred stock, $. 10 par value; authorized 5,000,000 shares of Class A convertible preferred stock, none issued

	-	-
Common stock, $. 0625 par value; authorized 25,000,000 shares, issued and outstanding 4,666,185 shares at March 31, 2010 and December 31, 2009

	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,009,564)	(4,986,104)
	----------	---------
Total stockholders' equity	1,037,305	1,060,765
	----------	---------
Total liabilities and stockholders’ equity	$1,046,975	$1,070,435
	===========	==========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended March 31,

	2010	2009
	----------	----------

Oil and gas sales	$-	$-
	----------	----------

Operating expenses:
General and administrative, including $25,000 in each 2010 and 2009 to parent
	25,000	25,418
	----------	----------
Operating loss	(25,000)	(25,418)
	----------	----------

Other income:
Interest income	1,540	-
	----------	----------
Net loss	(23,460)	(25,418)

Accumulated deficit at beginning of the period	(4,986,104)	(4,881,362)
	----------	----------

Accumulated deficit at end of the period	$(5,009,564)	(4,906,780)
	===========	===========

Basic and diluted loss per share	$(0.01)	$(0.01)
	===========	===========

Weighted average number of common shares outstanding
	4,666,185	4,666,185
	===========	===========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2010	2009
	-------------	------------
Cash flows from operating activities:
Net loss	$(23,460)	$(25,418)
	----------	---------

Net cash used in operating activities	(23,460)	(25,418)

Cash flows from financing activities:
Changes in payable to parent, net	-	25,418
	----------	--------

Net cash provided by financing activities	-	25,418

Net decrease in cash	(23,460)	-
	----------	--------

Cash at beginning of period	1,070,435	-
	----------	--------
Cash at end of period	$1,046,975	$-
	===========	=========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's (the "Company") audited financial statements and notes thereto filed with the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission.

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

The Company is evaluating the possibility of continuing in business or merging with another entity, but if this is not accomplished in the near term, management expects that it will take actions to liquidate the Company during the 2010 fiscal year and distribute its net assets to the Company's shareholders.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2010 and 2009
(Unaudited)

(2) Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the three months ended March 31, 2010 and 2009. No reserve estimates were prepared for these periods as all remaining leases were undeveloped. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.

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

    Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our financial statements filed in Form 10-K for our year ended December 31, 2009. In response to SEC Release No. 33 -8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

    Background

We ("Amber," "we," "us" and "our") were incorporated in January 1978, and are principally engaged in acquiring, exploring and developing oil and gas properties. Until April of 2009, we owned interests in undeveloped oil and gas properties offshore California, near Santa Barbara. As of December 31, 2009, our remaining principal asset was cash in the bank because during 2009 we delivered assignments conveying all of our interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in our favor and against the United States. (See Note 2, “Oil and Gas Properties” to the accompanying financial statements for further information.)

     Liquidity and Capital Resources

At March 31, 2010, we had working capital of $1,037,305. Cash used in operating activities was $23,460 during the three months ended March 31, 2010, as compared to cash used in operating activities of $25,418 for the three months ended March 31, 2009. Cash used in operations during the three months ended March 31, 2010 and 2009 was primarily due to the management fee of $25,000 paid to Delta Petroleum, a related party.

We are evaluating the possibility of continuing in business or merging with another entity, but if this is not accomplished in the near term, management expects that it will take actions to liquidate the Company during the 2010 fiscal year and distribute our net assets to our shareholders.

     Results of Operations

     Net loss. We reported net losses of $23,460 and $25,418 for the three months ended March 31, 2010 and 2009, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three months ended March 31, 2010 and 2009.

     General and Administrative Expenses. General and administrative expense primarily consisted of expenses allocated from Delta. For the three months ended March 31, 2010 and 2009, general and administrative expenses were $25,000 and $25,418, respectively.

     Recently Adopted Accounting Standards and Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates and commodity prices. We do not use financial instruments to manage foreign currency exchange or interest rate risks and do not hold or issue financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in the
Company's Annual Report on Form 10-K for the period ended December 31, 2009.

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

AMBER RESOURCES COMPANY OF COLORADO
(Registrant)

Date: May 13, 2010	By:	/s/ John R. Wallace
John R. Wallace President and Chief Operating Officer

	By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Chief Financial Officer and Treasurer