Form 10-Q
period 2010-06-30
AMBER RESOURCES CO OF COLORADO
filed 2010-08-10
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-8874

Amber Resources Company of Colorado
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	84-0750506
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No. )

370 17th Street, Suite 4300
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 293-9133
----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [X]
Accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [x]

4,666,185 shares of common stock $.0625 par value were outstanding as of August 10, 2010.

	INDEX
PART I	FINANCIAL INFORMATION	PAGE NO
ITEM 1.	Financial Statements
	Balance Sheets – June 30, 2010 and December 31, 2009(unaudited)
		3
	Statements of Operations and Accumulated Deficit for the Three Months Ended June 30, 2010 and 2009 (unaudited)

		4
	Statements of Operations and Accumulated Deficit for the Six Months Ended June 30, 2010 and 2009 (unaudited)

		5
	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)
		6
	Notes to Financial Statements (unaudited)	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		9
ITEM 3.	Quantitative and Qualitative Disclosures About
	Market Risk	10
ITEM 4.	Controls and Procedures	11

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	12
ITEM 1A.	Risk Factors	12
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
		12
ITEM 3.	Defaults on Senior Securities	12
ITEM 5.	Other Information	12
ITEM 6.	Exhibits	12
Signatures		13

The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2010	2009
	------------	-----------

ASSETS

Cash and cash equivalents	$1,023,280	$1,070,435

	----------	---------
Current assets	1,023,280	1,070,435
	----------	---------

Total assets	$1,023,280	$1,070,435
	===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to parent	$11,254	$9,670

Stockholders' Equity:
Preferred stock, $. 10 par value; authorized 5,000,000 shares of Class A convertible preferred stock, none issued

	-	-
Common stock, $. 0625 par value; authorized 25,000,000 shares, issued and outstanding 4,666,185 shares at June 30, 2010 and December 31, 2009

	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,034,843)	(4,986,104)
	----------	---------
Total stockholders' equity	1,012,026	1,060,765
	----------	---------
Total liabilities and stockholders’ equity	$1,023,280	$1,070,435
	===========	==========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended June 30,

	2010	2009
	-----------	-----------

Oil and gas sales	$-	$-
	----------	----------

Operating expenses:
General and administrative, including $25,000 in each 2010 and 2009 to parent
	26,584	32,415
	----------	----------
Operating loss	(26,584)	(32,415)
	----------	----------

Other income:
Interest income	1,305	1,566
	----------	----------
Net loss	(25,279)	(30,849)

Accumulated deficit at beginning of the period	(5,009,564)	(4,906,780)
	----------	----------

Accumulated deficit at end of the period	$(5,034,843)	$(4,937,629)
	===========	===========

Basic and diluted loss per share	$(0.01)	$(0.01)
	===========	===========

Weighted average number of common sharesoutstanding
	4,666,185	4,666,185
	===========	===========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Six Months Ended June 30,

	2010	2009
	----------	----------

Oil and gas sales	$-	$-
	----------	----------

Operating expenses:
General and administrative, including $50,000 in 2010 and 2009 to parent
	51,584	57,833
	----------	----------
Operating loss	(51,584)	(57,833)
	----------	----------

Other income:
Interest income	2,845	1,566
	----------	----------
Net loss	(48,739)	(56,267)

Accumulated deficit at beginning of the period	(4,986,104)	$(4,881,362)
	----------	----------

Accumulated deficit at end of the period	$(5,034,843)	(4,937,629)
	===========	===========

Basic and diluted loss per share	$(0.01)	$(0.01)
	===========	===========

Weighted average number of common shares outstanding
	4,666,185	4,666,185
	===========	===========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2010	2009
	-----------	-----------
Cash flows from operating activities:
Net loss	$(48,739)	$(56,267)
Proceeds from offshore litigation award	-	1,496,235
	-----------	-----------

Net cash provided by (used in) operating activities
	(48,739)	1,439,968

Cash flows from financing activities:
Changes in payable to parent, net	1,584	(315,152)
	-----------	----------

Net cash provided by (used in) financing activities
	1,584	(315,152)

Net increase (decrease) in cash	(47,155)	1,124,816
	----------	-----------

Cash at beginning of period	1,070,435	-
	-----------	-----------
Cash at end of period	$1,023,280	$1,124,816
	===========	===========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
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

Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation. Such reclassifications had no effect on net loss.

Subsequent events were evaluated through the date of issuance of these consolidated financial statements at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

As the Company has no operating activities and tendered an assignment of its remaining leases to the government just prior to receipt of the litigation proceeds in April 2009, it does not expect to have operating cash flows in the future. Further, the Company is currently evaluating its plans with respect to the future of the Company.

The Company is evaluating the possibility of continuing in business or merging with another entity, but if this is not accomplished in the near term, management expects that it will take actions to liquidate the Company during the 2010 fiscal year and distribute its net assets to the Company's shareholders.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

(2) Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the three and six months ended June 30, 2010 and 2009. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $ 1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States. As such, no reserve estimates were prepared for these periods.

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

Liquidity and Capital Resources

At June 30, 2010, we had working capital of $1,012,026. Cash used in operating activities was $48,739 during the six months ended June 30, 2010, as compared to cash provided by operating activities of $1,439,968 for the six months ended June 30, 2009. Cash used in operations during the six months ended June 30, 2010 was primarily due to the management fee of $50,000 paid to Delta Petroleum, a related party, whereas cash provided by operations during the six months ended June 30, 2009 was primarily due to the receipt of offshore litigation proceeds.

We are evaluating the possibility of continuing in business or merging with another entity, but if this is not accomplished in the near term, management expects that it will take actions to liquidate the Company during the 2010 fiscal year and distribute our net assets to our shareholders.

Results of Operations

Net loss. We reported net losses of $25,279 and $30,849 for the three months ended June 30, 2010 and 2009, respectively, and net losses of $48,739 and $56,267 for the six months ended June 30, 2010 and 2009, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three and six months ended June 30, 2010 and 2009.

General and Administrative Expenses. General and administrative expense primarily consisted of expenses allocated from Delta. For the three months ended June 30, 2010 and 2009, general and administrative expenses were $26,584 and $32,415, respectively. For the six months ended June 30, 2010 and 2009, general and administrative expenses were $51,584 and $57,833, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.

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

AMBER RESOURCES COMPANY OF COLORADO
(Registrant)

Date: August 10, 2010	By:	/s/ Carl Lakey
Carl Lakey, Chief Executive Officer

	By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Chief Financial Officer and Treasurer