Form 10-Q
period 2010-09-30
AMBER RESOURCES CO OF COLORADO
filed 2010-11-09
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

4,666,185 shares of common stock $.0625 par value were outstanding as of November 9, 2010.

                                    INDEX

PART I   FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Balance Sheets – September 30, 2010 and

          December 31, 2009(unaudited)  ........................    3

         Statements of Operations and Accumulated Deficit

          for the Three Months Ended September 30, 2010 and 2009

          (unaudited) ..........................................    4

   Statements of Operations and Accumulated Deficit

          for the Nine Months Ended September 30, 2010 and 2009

          (unaudited) ..........................................    5

   Statements of Cash Flows for the Nine Months Ended

         September 30, 2010 and 2009 (unaudited) ................   6

         Notes to Financial Statements (unaudited) .............    7

ITEM 2.  Management's Discussion and Analysis of Financial

          Condition and Results of Operations ..................    9

ITEM 3.  Quantitative and Qualitative Disclosures About

          Market Risk ..........................................    10

ITEM 4.  Controls and Procedures ...............................    11

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings .....................................    12

ITEM 1A. Risk Factors ..........................................    12

ITEM 2.  Unregistered Sales of Equity Securities and Use

The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO

(A Subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS (Unaudited)

                                                   September 30,    December 31,

                                                       2010            2009

                                                   ------------     ------------

ASSETS

Cash and cash equivalents                           $   999,560      $1,070,435

                                                    -----------      ----------

Current assets                                          999,560       1,070,435

                                                    -----------      ----------

      Total assets                                  $   999,560      $1,070,435

                                                    ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

 Payable to parent                                  $   11,605      $    9,670

Stockholders' Equity:

 Preferred stock, $.10 par value; authorized

  5,000,000 shares of Class A convertible

  preferred stock, none issued                               -              -

 Common stock, $.0625 par value; authorized

  25,000,000 shares, issued and outstanding

  4,666,185 shares at September 30, 2010 and

  December 31, 2009                                     291,637        291,637

 Additional paid-in capital                           5,755,232      5,755,232

 Accumulated deficit                                 (5,058,914)    (4,986,104)

                                                    -----------     ----------

      Total stockholders' equity                        987,955      1,060,765

                                                    -----------     ----------

      Total liabilities and stockholders’ equity    $   999,560     $1,070,435

                                                    ===========     ==========

                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

(A Subsidiary of Delta Petroleum Corporation)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

                                                     Three Months Ended

                                                        September 30,

                                                     2010            2009

                                                 -----------     -----------

Oil and gas sales                               $       -        $      -

                                                 -----------     -----------

Operating expenses:

   General and administrative, including

   $25,000 in each 2010 and 2009 to parent            25,351          25,162

                                                 -----------     -----------

Operating loss                                      (25,351)        (25,162)

                                                 -----------     -----------

Other income:

   Interest income                                    1,280           2,310

                                                 -----------     -----------

   Net loss                                         (24,071)        (22,852)

Accumulated deficit at beginning of the period    (5,034,843)     (4,937,629)

                                                 -----------     -----------

Accumulated deficit at end of the period         $(5,058,914)    $(4,960,481)

                                                 ===========     ===========

Basic and diluted loss per share                 $     (0.01)    $     (0.01)

                                                 ===========     ===========

Weighted average number of common shares

  outstanding                                      4,666,185       4,666,185

                                                 ===========     ===========

                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

(A Subsidiary of Delta Petroleum Corporation)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)

                                                     Nine Months Ended

                                                        September 30,

                                                    2010            2009

                                                 -----------     -----------

Oil and gas sales                              $        -        $      -

                                                 -----------     -----------

Operating expenses:

   General and administrative, including

   $75,000 in 2010 and 2009 to parent                 76,936          82,995

                                                 -----------     -----------

Operating loss                                      (76,936)        (82,995)

                                                 -----------     -----------

Other income:

   Interest income                                    4,126           3,876

                                                 -----------     -----------

   Net loss                                         (72,810)        (79,119)

Accumulated deficit at beginning of the period    (4,986,104)     (4,881,362)

                                                 -----------     -----------

Accumulated deficit at end of the period         $(5,058,914)    $(4,960,481)

                                                 ===========     ===========

Basic and diluted loss per share                 $     (0.02)     $    (0.02)

                                                 ===========     ===========

Weighted average number of common shares

  outstanding                                      4,666,185       4,666,185

                                                 ===========     ===========

                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

(A Subsidiary of Delta Petroleum Corporation)

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                      Nine Months Ended

                                                         September 30,

                                                      2010           2009

                                                  -----------    -----------

Cash flows from operating activities:

  Net loss                                        $   (72,810)   $   (79,119)

  Proceeds from offshore litigation award               -         1,496,235

                                                  -----------    -----------

Net cash provided by (used in) operating

activities                                            (72,810)     1,417,116

Cash flows from financing activities:

  Changes in payable to parent, net                     1,935       (323,324)

                                                  -----------    -----------

Net cash provided by (used in) financing

activities                                              1,935       (323,324)

Net increase (decrease) in cash                       (70,875)     1,093,792

                                                  -----------    -----------

Cash at beginning of period                         1,070,435          -

                                                  -----------    -----------

Cash at end of period                             $   999,560    $ 1,093,792

                                                  ===========    ===========

                See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO

(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

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

The Company is evaluating the possibility of merging with another entity, but if this is not accomplished in the near term, management expects that it will take actions to liquidate the Company and distribute its net assets to the Company's shareholders in the near future.

AMBER RESOURCES COMPANY OF COLORADO

(A Subsidiary of Delta Petroleum Corporation)

Notes to Financial Statements

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(2)   Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001.  As such, no oil and gas revenues were recorded during the three and nine months ended September 30, 2010 and 2009.  In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.  As such, no reserve estimates were prepared for these periods.

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

     Liquidity and Capital Resources

At September 30, 2010, we had working capital of $987,955. Cash used in operating activities was $72,810 during the nine months ended September 30, 2010, as compared to cash provided by operating activities of $1,417,116 for the nine months ended September 30, 2009. Cash used in operations during the nine months ended September 30, 2010 was primarily due to the management fee of $75,000 paid to Delta Petroleum Corporation (“Delta”), a related party, whereas cash provided by operations during the nine months ended September 30, 2009 was primarily due to the receipt of offshore litigation proceeds.

Results of Operations

Net loss.  We reported net losses of $24,071 and $22,852 for the three months ended September 30, 2010 and 2009, respectively, and net losses of $72,810 and $79,119 for the nine months ended September 30, 2010 and 2009, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three and nine months ended September 30, 2010 and 2009.

General and Administrative Expenses.  General and administrative expense primarily consisted of expenses allocated from Delta.  For the three months ended September 30, 2010 and 2009, general and administrative expenses were $25,351 and $25,162, respectively.  For the nine months ended September 30, 2010 and 2009, general and administrative expenses were $76,936 and $82,995, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.

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

                                                            AMBER RESOURCES COMPANY OF COLORADO

                                                            (Registrant)

Date: November 9, 2010                                     By: /s/ Carl E. Lakey

                                                               Carl E. Lakey

                                                               Chief Executive Officer

                                                           By: /s/ Kevin K. Nanke

                                                               Kevin K. Nanke, Chief Financial

                                                               Officer and Treasurer