Form 10-K
period 2010-12-31
AMBER RESOURCES CO OF COLORADO
filed 2011-03-30
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ý No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes o No o
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

Large accelerated filer o	Accelerated filer o
Non-accelerated filer ý	Smaller reporting company o

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yesý Noo

 The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of June 30, 2010 could not be determined because there is no established public trading market.

    As of March 22, 2011, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.

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

One important factor known to us at the present time that could cause our actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf is the outcome of litigation between the operator of a lease that we formerly owned and the United States government regarding cleanup costs. (See “Legal Proceedings,” Item 3 herein.)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

During the fiscal year ended December 31, 2010, Amber Resources Company of Colorado, a subsidiary of Delta Petroleum Corporation, formerly named "Amber Resources Company" ("Amber," the "Company," "we" or "us"), was not actively conducting any business activities. On July 1, 2001 we sold all of our proved producing properties to Delta Petroleum Corporation ("Delta"). As of December 31, 2010, our remaining principal asset was cash in the bank because during 2009 we delivered assignments conveying all of our interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in our favor and against the United States in Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims.

We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 4300, 370 17th Street, Denver, Colorado 80202. As of December 31, 2010, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

In June 2004, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

At December 31, 2010, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 par value common stock of which 4,666,185 shares were issued and outstanding.

Business of Issuer

Since 2009 we have not been engaged in the oil and gas business. We continue to evaluate the possibility of continuing in business, merging with another entity or liquidating and distributing assets to our shareholders, but we do not expect to liquidate prior to the resolution of certain litigation with the United States government. (See “Legal Proceedings,” Item 3 herein.).

Principal Products or Services and Their Markets

Although we do not currently have any production or active business operations, if we resumed oil and gas activities we anticipate that the principal products to be produced by us would be crude oil and natural gas. It is anticipated that these products would be generally sold at the wellhead to purchasers in the immediate area where the product would be produced. The principal markets for oil and gas would generally be refineries and transmission companies with facilities near producing properties.

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

Government Regulation of the Oil and Gas Industry

General

The oil and gas exploration and development business is affected by numerous federal, state and local laws and regulations, including those relating to protection of the environment, public health, and worker safety. The technical requirements of these laws and regulations are becoming increasingly expensive, complex, and stringent. Non-compliance with these laws and regulations may result in imposition of substantial liabilities, including civil and criminal penalties. In addition, certain laws impose strict liability for environmental remediation and other costs. Changes in any of these laws and regulations could have a material adverse effect on our business. In light of the many uncertainties with respect to future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future operations. Nevertheless, the trend in environmental regulation is to place more restrictions and controls on activities that may affect the environment, and future expenditures for environmental compliance or remediation may be substantially more than we expect.

We believe that our operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry. Accidental leaks and spills requiring cleanup may occur in the ordinary course of business, and the costs of preventing and responding to such releases are embedded in the normal costs of doing business. In addition to the costs of environmental protection associated with any operations that we may undertake in the future, we may incur unforeseen investigation and remediation expenses at facilities we formerly owned and operated or at third-party owned waste disposal sites that we have used. Such expenses are difficult to predict and may arise at sites operated in compliance with past industry standards and procedures. The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

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

Oil Spills

The Federal Clean Water Act ("CWA") and the Federal Oil Pollution Act of 1990, as amended ("OPA"), impose significant penalties and other liabilities with respect to oil spills that damage or threaten navigable waters of the United States. Under the OPA, (i) owners and operators of onshore facilities and pipelines, (ii) lessees or permittees of an area in which an offshore facility is located and (iii) owners and operators of tank vessels ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into the navigable waters of the United States. These damages include, for example, natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities, $75 million plus removal costs in the case of offshore facilities, and in the case of tank vessels, an amount based on gross tonnage of the vessel; however, these limits do not apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable Federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor or in certain other circumstances. To date, we have not had any material spills.

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

Environmental Protection

If we were to continue to be engaged in the business of acquiring, operating, exploring for and developing natural resources rather than liquidating, we would be subject to various state and local provisions regarding environmental and ecological matters. In such instance, compliance with environmental laws might potentially necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that any such expenditures would be material during the year ending December 31, 2011.

Employees

We have no employees. We are managed by Delta under a management agreement that provides for the sharing of the management between the two companies and allocation of related expenses.

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

We are controlled by Delta.

As of December 31, 2010, Delta owned 91.68% of our outstanding common stock. Accordingly, Delta controls the election of our officers and directors and the management of our business. Delta's ownership of such a large percentage of our shares may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

We are subject to the risk of possibly becoming an investment company.

We are not currently engaged in active business operations and have not yet made a decision as to whether we will continue in business or liquidate, although we currently believe it is unlikely that we will liquidate during 2011 as a result of the litigation described in Item 3 – Legal Proceedings, in this Report. If we do not liquidate and do not engage in active business operations it is possible that we could be required to register with the SEC as an investment company. Under Section 3(a)(1)(C) of the Investment Company Act of 1940 (the "1940 Act"), an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines "investment securities" broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Rule 3a-1 under the 1940 Act exempts an issuer if no more than 45% of its total assets consist of, and not more than 45% of its net income (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities of majority-owned subsidiaries and primarily controlled companies. If we do not liquidate and invest our litigation proceeds in investment securities, it is possible that we could inadvertently be deemed to be an investment company under the 1940 Act. If we were to become an inadvertent investment company, we would have one year to divest of a sufficient amount of investment securities and/or acquire other assets sufficient to cause us to no longer be an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

We may be liable for costs to decommission a well in connection with our previous ownership of an oil and gas lease.

The United States government contends that the former working interest owners are obligated to permanently plug and abandon and clear the well site of an exploratory well that was drilled on a lease in which we previously held a working interest. The former operator of the lease has commenced litigation against the United States seeking a declaratory judgment in connection with this matter which is described in Item 3 –Legal Proceedings of this report. It is currently unknown what the costs of decommissioning the well would be if the former working interest owners are ultimately held liable.

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

Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, a plurality of holders of our outstanding common stock will be able to elect all of our directors. As of December 31, 2010, Delta owned 91.68% of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Office Facilities

We share offices with Delta under a management agreement with Delta. Under this agreement, we pay Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees.

Oil and Gas Properties

We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during the years ended December 31, 2010, 2009 and 2008. No reserve estimates were prepared for 2008 as all remaining leases were undeveloped. In April 2009, we conveyed all of our ownership interest in all of our remaining properties to the United States and we currently own no interests in any oil or gas properties. Prior to this conveyance, we owned the properties described below.

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

Production

Since we sold our producing properties, we no longer have any sales contracts in place. During the years ended December 31, 2010, 2009 and 2008, we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer.

The profitability of any oil and gas production activities we may have if we decide to continue in the oil and gas business will be affected by fluctuations in the sale prices of any oil and gas production. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Unproved Undeveloped Offshore California Properties

Prior to conveying our interests to the government in April 2009, we owned direct and indirect ownership interests ranging from 0.87% to 6.97% in three unproved undeveloped offshore oil and gas properties near Santa Barbara, California with an aggregate carrying value of $1.5 million at December 31, 2008. These property interests represented the right to explore for, develop and produce oil and gas from offshore federal lease units. The ownership rights in each of these properties were retained under various suspension notices issued by the Mineral Management Service (MMS) of the U.S. federal government whereby, as long as the owners of each property were progressing toward defined milestone objectives, the owners' rights with respect to the properties continued to be maintained. The issuance of the suspension notices was necessitated by the numerous delays in the exploration and development process resulting from regulatory requirements imposed on the property owners by federal, state and local agencies.

We were among twelve plaintiffs in a lawsuit entitled Amber Resources Co., et al. v. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims (“Court”) alleging that the United States government materially breached the terms of forty undeveloped federal leases, some of which were the offshore oil and gas leases mentioned above. On January 12, 2008, the Court entered an order of final judgment awarding the lessees restitution of the original lease bonuses paid for thirty five of the forty lawsuit leases. Under this order we were entitled to receive a gross amount of approximately $1.5 million as reimbursement for the lease bonuses paid on the lawsuit leases. The order of final judgment was affirmed in all respects by the United States Court of Appeals for the Federal Circuit on August 25, 2008, and the government’s petition seeking a rehearing of that decision was denied on December 5, 2008. The government did not seek review of the decision by the Supreme Court, and on April 10, 2009 we tendered assignment of all of the affected properties to the government and demanded payment in full. In May 2009, we received an award of approximately $1.5 million.

Productive Wells and Acreage

As of December 31, 2010 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut in wells. Developed acreage consists of acres spaced or assignable to productive wells.

Undeveloped Acreage

At December 31, 2010, we held no acreage as all of our property interests were conveyed to the United States government during 2009.

Drilling Activities

During the year ended December 31, 2010, we did not participate in any drilling activities.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings except as follows:

We previously owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of our previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease has commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. It is currently unknown whether or not the litigation will be successful, or what the costs of decommissioning the well would be if the former working interest owners are ultimately held liable.  If, at the conclusion of the litigation, the working interest owners are held liable, we would be responsible for the payment of our proportionate share of the cost

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market or Markets

We currently have, and have had for the periods covered by this report, no active trading in the over-the-counter market, and there is no assurance that any trading market will develop. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during the years ended December 31, 2010, 2009 and 2008 have not been available.

Approximate Number of Holders of Common Stock

The number of holders of record of our securities at March 22, 2011 was approximately 1,000.

Dividends

We have not historically paid dividends on our stock and no dividend is currently being considered at the present time.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

		2010		2009		2008		2007		2006
Total Revenues		$-		$-		$-		$-		$-
Loss from Operations		$(97,092)		$(104,742)		$(3,620,798)		$(102,850)		$(107,127)
Loss Per Share	$	(. 02)	$	(. 02)	$	(. 78)	$	(. 02)	$	(. 02)
Total Assets		$975,507		$1,070,435		$1,496,235		$5,006,560		$5,006,560
Total Long-Term Liabilities		$-		$-		$-		$-		$-
Total Liabilities		$11,834		$9,670		$330,728		$220,255		$117,405
Total Stockholders’ Equity		$963,673		$1,060,765		$1,165,507		$4,786,305		$4,889,155

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 2010 and 2009, we had approximately $1.0 million and $1.1 million of working capital, respectively. The cash used in operating activities for the year ended December 31, 2010 was $97,092 in comparison to cash provided by operating activities of $1,391,493 for the year ended December 31, 2009. The primary source of cash provided by operating activities for 2009 was the receipt of offshore litigation proceeds of $1.5 million. We had payables to Delta of $11,834 and $9,670 at December 31, 2010 and 2009, respectively. Based on the litigation proceeds received during 2009 and our plan to liquidate all Amber properties, we believe that we will have sufficient liquidity and capital to meet our daily operational needs and obligations until we liquidate completely, although this cannot be assured until the litigation involving Lease 320 has been fully resolved and all appeals have been exhausted.

We do not currently have a credit facility with any bank. Many of the factors which may affect our future operating performance and liquidity if we continue in business are beyond our control, including oil and natural gas prices and the availability of financing.

We do not have any current liabilities and we believe that funding from Delta and the offshore litigation proceeds received during 2009 will be adequate to fund our operating expenses, if any, and to satisfy any other obligations over the next year.

Results of Operations

The following discussion and analysis relate to items that have affected our results of operations for the years ended December 31, 2010, 2009 and 2008. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008

Oil and gas sales	$-	$-	$-

Operating Expenses:
Impairments	-	-	3,510,325
General and administrative, including $100,000 for each of the years ended December 31, 2010, 2009 and 2008 payable to parent

	102,165	110,260	110,473
Total operating expenses	102,165	110,260	3,620,798

Operating loss	(102,165)	(110,260)	(3,620,798)

Other income:
Interest income	5,073	5,518	-

Net loss	$(97,092)	$(104,742)	$(3,620,798)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Loss. Our net losses for the years ended December 31, 2010 and 2009 were $97,092 and $104,742 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the years ended December 31, 2010 and 2009.

General and Administrative Expenses. General and administrative expense for the year ended December 31, 2010 was $102,165 compared to $110,260 for the year ended December 31, 2009 and primarily consisted of expenses allocated from Delta for both periods.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Loss. Our net losses for the years ended December 31, 2009 and 2008 were $104,742 and $3,620,798 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the years ended December 31, 2009 and 2008.

Impairments. During the year ended December 31, 2008, we determined that the book value exceeded the fair value of our offshore properties based on the finalization of the offshore litigation. As such, we recorded $3.5 million of impairment charges in our statement of operations for the year ended December 31, 2008 to reduce the value of the properties to the amount of the judgment we ultimately expected to collect from our litigation with the government.

General and Administrative Expenses. General and administrative expense for the year ended December 31, 2009 was $110,260 compared to $110,473 for the year ended December 31, 2008 and primarily consisted of expenses allocated from Delta for both periods.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our year ended December 31, 2010. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we recognized impairments totaling $3.5 million during the year ended December 31, 2008 to reduce the carrying value of our properties to an amount we ultimately expected to collect from our litigation with the government. As of December 31, 2010 and 2009, we did not own any oil and gas properties.

Recently Adopted Accounting Standards and Pronouncements

None.

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

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2010. Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our executive officers and directors as of March 30, 2011 is set forth below:

Name	Age	Positions	Period of Service
Carl E. Lakey	50	President, Chief Executive Officer and Director	July 2010 to Present

Jerrie F. Eckelberger	66	Director	September 1996 to Present
Kevin K. Nanke	46	Treasurer and Chief Financial Financial Officer	December 1999 to Present

Stanley F. Freedman	62	Executive Vice President and Secretary	January 2006 to Present

The following is biographical information as to the business experience of each of our current officers and directors.

Carl E. Lakey has served as the President, Chief Executive Officer and a Director of the Company since July 2010 after John R. Wallace resigned from those positions. Mr. Lakey also serves as the President and Chief Executive Officer and a Director of Delta, which he joined in April 2007 as Senior Vice President of Operations after spending six years managing operations for El Paso's Western Onshore Division and sixteen years at ExxonMobil in various operational and technical positions. He received a Bachelor of Science degree in Petroleum Engineering from Colorado School of Mines in 1985. Mr. Lakey was selected to serve as a Director because of his business experience.

Jerrie F. Eckelberger is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the Eighteenth Judicial District Attorney's Office in Colorado. From 1975 to present, Mr. Eckelberger has been engaged in the private practice of law and is presently a member of the law firm of Eckelberger & Jackson, LLC. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. From September of 1996 to the present, Mr. Eckelberger has served as a director of Delta. Since March, 1996, Mr. Eckelberger has engaged in the investment and development of Colorado real estate through several private companies in which he is a principal. Mr. Eckelberger was selected to serve as a Director because of his long experience with Amber and its business.

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

ITEM 11. EXECUTIVE COMPENSATION

No officer or director received compensation directly from us during the years ended December 31, 2010, 2009 and 2008. Mr. Lakey, our President and Chief Executive Officer, Mr. Nanke, our Chief Financial Officer, and Mr. Freedman, our Executive Vice President and Secretary, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) & (b) Security Holdings of Management and Persons Controlling more than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of Beneficial Owners	Amount & Nature of Beneficial Ownership
			Percent of Class
Delta Petroleum Corporation 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68	% (1)

Carl E. Lakey 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68	% (1)

Jerrie F. Eckelberger 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68	% (1)

Kevin K. Nanke 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68	% (1)

Stanley F. Freedman 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68	% (1)

All Directors and Executive Officers as a Group (4 persons)	4,277,977	(1)	91.68	% (1)

(1) All shares are owned by Delta; Messrs. Lakey, Eckelberger, Nanke and Freedman are officers, directors and/or shareholders of Delta.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective October 1, 1998, we entered into an agreement with Delta which provides for the sharing of management between the two companies. Under this agreement we pay Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees. This agreement may be cancelled by either party at any time. It is our opinion that fees paid to Delta for services rendered are comparable to fees that would be charged by similarly qualified non-affiliated persons. The charges to us for the provision of services by Delta were $100,000 for each of the years ended December 31, 2010, 2009 and 2008. We had payables to Delta of $11,834, $9,670 and $330,728 at December 31, 2010, 2009 and 2008, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009 and the review of the financial statements included in our Forms 10-Q for such fiscal years were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. (See Item 13. “Certain Relationships and Related Transactions.”)

AUDIT-RELATED FEES: No fees were billed for professional services rendered by KPMG LLP for audit related services provided to the Company for the years ended December 31, 2010 and 2009.

TAX FEES: No fees were billed for professional services by KPMG LLP for tax compliance, tax advice, or tax planning to the Company for the years ended December 31, 2010 and 2009.

ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the years ended December 31, 2010 and 2009.

AUDIT COMMITTEE PRE-APPROVAL POLICY: Our independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of Amber while not impairing its independence. The Audit Committee of Delta must pre-approve permissible non-audit services. During the year ended December 31, 2010, Delta's Audit Committee was not required to approve any non-audit services provided to Delta and its subsidiaries by the independent registered public accounting firm, as none were provided.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements
-------------------------

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2010 and 2009	F-2
Statements of Operations and Accumulated Deficit Years ended December 31, 2010, 2009 and 2008
F-3
Statements of Cash Flows Years ended December 31, 2010, 2009 and 2008
F-4
Notes to Financial Statements	F-5

(a) (2) Financial Statement Schedules
-----------------------------

None

(a) (3) Exhibits
----------------------------

The Exhibits listed in the Index to Exhibits appearing at page 23 are filed as part of this report.
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
(A subsidiary of Delta Petroleum Corporation):

We have audited the accompanying balance sheets of Amber Resources Company of Colorado (the "Company"), a subsidiary of Delta Petroleum Corporation (“Delta”), as of December 31, 2010 and 2009 and the related statements of operations and accumulated deficit, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amber Resources Company of Colorado as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with United States generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP

Denver, Colorado
March 30, 2011

AMBER RESOURCES COMPANY OF COLORADO (A subsidiary of Delta Petroleum Corporation) BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

Cash	$975,507	$1,070,435

Total assets	$975,507	$1,070,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to parent	$11,834	$9,670

Stockholders’ equity:
Preferred stock, $. 10 par value: authorized 5,000,000 shares of Class A convertible preferred stock, none issued

	-	-
Common stock, $. 0625 par value; authorized 25,000,000 shares, issued and outstanding 4,666,185 shares

	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,083,196)	(4,986,104)
Total stockholders’ equity	963,673	1,060,765

Total liabilities and stockholders’ equity	$975,507	$1,070,435

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO (A subsidiary of Delta Petroleum Corporation) STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	Years Ended December 31,

	2010		2009		2008
Oil and gas sales		$-		$-		$-
Operating expenses:
Impairments		-		-		3,510,325
General and administrative, including $100,000 for each of 2010, 2009 and 2008 payable to parent
		102,165		110,260		110,473
Total operating expenses		102,165		110,260		3,620,798
Operating loss		(102,165)		(110,260)		(3,620,798)
Other income:
Interest income		5,073		5,518		-
Net loss		$(97,092)		$(104,742)		$(3,620,798)
Accumulated deficit at beginning of year		(4,986,104)		(4,881,362)		(1,260,564)
Accumulated deficit at end of year		$(5,083,196)		$(4,986,104)		$(4,881,362)
Basic loss per share	$	(. 02)	$	(. 02)	$	(. 78)
Weighted average number of common shares outstanding		4,666,185		4,666,185		4,666,185

                                                                                                                                                                      See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO (A subsidiary of Delta Petroleum Corporation) STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2010	2009	2008

Cash flows from operating activities:
Net loss	$(97,092)	$(104,742)	$(3,620,798)
Impairments	-	-	3,510,325
Proceeds from offshore litigation award	-	1,496,235	-

Net cash provided by (used in) operating activities	(97,092)	1,391,493	(110,473)

Cash flows from financing activities:
Changes in accounts payable to parent	2,164	(321,058)	110,473

Net cash provided by (used in) financing activities	2,164	(321,058)	110,473

Net change in cash	(94,928)	1,070,435	-

Cash at beginning of year	1,070,435	-	-

Cash at end of year	$975,507	$1,070,435	$-

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2010 and 2009

(1) Nature of Organization

Organization

Amber Resources Company of Colorado, formerly Amber Resources Company (the “Company”), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. As of December 31, 2009 and 2010, the Company did not own any interests in oil and gas properties. As of December 31, 2010 Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

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

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2010 and 2009

(3) Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the years ended December 31, 2010, 2009 and 2008. No reserve estimates were prepared for 2008 as all remaining leases were undeveloped. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.

(4) Preferred Stock

The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $.10 per share. As of the years ended December 31, 2010, 2009 and 2008, no preferred stock had been issued.

(5) Income Taxes

At December 31, 2010, 2009 and 2008, the Company's significant deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Deferred tax assets:
Oil and gas properties	$-	$-	$1,292,998
Net operating loss carryforwards	1,467,564	1,413,137	431,611
Gross deferred tax assets	1,467,564	1,413,137	1,724,609

Less valuation allowance	(1,467,564)	(1,413,137)	(1,724,609)

Net deferred tax asset	$-	$-	$-

No income tax expense or benefit has been recorded for the years ended December 31, 2010, 2009 and 2008 since the deferred income expense or benefit that would have otherwise been recorded was offset by a change in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return.

The deferred tax asset has a full valuation allowance because the Company does not believe it is more likely than not that the net operating loss carryforwards will be used due to the lack of current or planned income generating activities. At December 31, 2010, the Company had net operating loss carryforwards for regular tax purposes of approximately $3.9 million.

The Company had no unrecognized tax benefits as of December 31, 2010, 2009 and 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2010.

The tax years 2007 through 2010 for federal returns and 2006 through 2009 for state returns remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

AMBER RESOURCES COMPANY OF COLORADO
(A subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
December 31, 2010 and 2009

(6) Related Party Transactions

The Company and Delta have an agreement which provides for the sharing of management between the two companies. Under this agreement, the Company pays Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. The charges to the Company for the provision of services by Delta were $100,000 for each of the years ended December 31, 2010, 2009 and 2008. The Company had non-interest bearing payables to Delta of $11,834, $9,670 and $330,728 at December 31, 2010, 2009 and 2008, respectively.

(7) Disclosures About Capitalized Costs, Costs Incurred and Major Customers

Capitalized costs related to oil and gas producing activities are as follows:

	Years Ended December 31,

	2010	2009	2008
Unproved undeveloped offshore
California properties	$-	$-	$1,496,235

There were no costs incurred in oil and gas producing activities for the years ended December 31, 2010, 2009 and 2008.

The Company manages its business through one operating segment.

There were no customers for the years ended December 31, 2010, 2009 and 2008.

(8) Information Regarding Proved Oil and Gas Reserves (Unaudited)

The Company sold all its producing properties to Delta on July 1, 2001. As such, no reserve estimates were prepared for the past three years.

(9) Commitments and Contingencies

The Company owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California.  Lease 320 was conveyed back to the United States at the conclusion of the Company’s previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site.  The former operator of the lease has commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease.  It is currently unknown whether or not the litigation will be successful, or what the costs of decommissioning the well would be if the former working interest owners are ultimately held liable.  If, at the conclusion of the litigation, the working interest owners are held liable, the Company would be responsible for the payment of its proportionate share of the cost.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver and State of Colorado on the 30st day of March, 2011.

AMBER RESOURCES COMPANY OF COLORADO
By: /s/ Carl E. Lakey
Carl E. Lakey, Principal Executive Officer
By: /s/ Kevin K. Nanke
Kevin K. Nanke, Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Carl E. Lakey	March 30, 2011
Carl E. Lakey, Director

/s/ Jerrie F. Eckelberger	March 30, 2011
Jerrie F. Eckelberger, Director