Form 10-Q
period 2011-03-31
AMBER RESOURCES CO OF COLORADO
filed 2011-05-10
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

4,666,185 shares of common stock $.0625 par value were outstanding as of May 10, 2011.

	INDEX
PART I	FINANCIAL INFORMATION	PAGE NO.
ITEM 1.	Financial Statements
	Balance Sheets – March 31, 2011 and December 31, 2010 (unaudited)
		3
	Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2011 and 2010 (unaudited)

		4
	Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)
		5
	Notes to Financial Statements (unaudited)	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		8
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
		9
ITEM 4.	Controls and Procedures	9
PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	10
ITEM 1A.	Risk Factors	10
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
		10
ITEM 3.	Defaults on Senior Securities	10
ITEM 5.	Other Information	10
ITEM 6.	Exhibits	11
Signatures		12

The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

	March 31, 2011	December 31, 2010

	--------------	-------------

ASSETS

Cash	$951,757	$975,507

	-----------	----------
Total assets	$951,757	$975,507
	===========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to parent	$11,834	$11,834

Stockholders' Equity:
Preferred stock, $. 10 par value; authorized 5,000,000 shares of Class A convertible preferred stock, none issued

	-	-
Common stock, $. 0625 par value; authorized 25,000,000 shares, issued and outstanding 4,666,185 shares

	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,106,946)	(5,083,196)
	-----------	----------
Total stockholders' equity	939,923	963,673
	-----------	----------
Total liabilities and stockholders’ equity	$951,757	$975,507
	===========	==========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended March 31,

	2011	2010
	----------	---------

Oil and gas sales	$-	$-
	----------	----------

Operating expenses:
General and administrative, including
$25,000 in each 2011 and 2010 to parent	25,000	25,000
	----------	----------
Operating loss	(25,000)	(25,000)
	----------	----------

Other income:
Interest income	1,250	1,540
	----------	----------
Net loss	(23,750)	(23,460)

Accumulated deficit at beginning of the period	(5,083,196)	(4,986,104)
	----------	----------

Accumulated deficit at end of the period	$(5,106,946)	$(5,009,564)
	===========	===========

Basic and diluted loss per share	$(0.01)	$(0.01)
	===========	===========

Weighted average number of common shares outstanding
	4,666,185	4,666,185
	===========	===========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2011	2010
	----------	----------
Cash flows from operating activities:
Net loss	$(23,750)	$(23,460)
	----------	----------

Net cash used in operating activities	(23,750)	(23,460)
	----------	----------

Net change in cash	(23,750)	(23,460)
	----------	----------

Cash at beginning of period	975,507	1,070,435
	----------	----------
Cash at end of period	$951,757	$1,046,975
	===========	===========

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's (the "Company") audited financial statements and notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

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

The Company continues to evaluate the possibility of continuing in business, merging with another entity or liquidating and distributing assets to its shareholders, but it does not expect to liquidate prior to the resolution of certain litigation with the United States government. (See Note 3, “Contingencies,” herein.)

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

(2) Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the three months ended March 31, 2011 and 2010. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $ 1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.

(3) Contingencies

The Company formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, offshore California. Lease 320 was conveyed back to the United States at the conclusion of the Company’s previous litigation with the government ( Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia ( Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09 -cv-02013 -EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. The former operator has stated that it intends to appeal this ruling. It is currently unknown whether the appeal will be successful, or what the actual costs of decommissioning the well would be if the former working interest owners are ultimately held liable. If, at the conclusion of the litigation, the working interest owners are held liable, the Company would be responsible for the payment of its proportionate share of the cost.

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

Background

We ("Amber," "we," "us" and "our") were incorporated in January 1978, and we were principally engaged in acquiring, exploring and developing oil and gas properties. Until April of 2009, we owned interests in undeveloped oil and gas properties offshore California, near Santa Barbara. As of March 31, 2011, our remaining principal asset was cash in the bank because during 2009 we delivered assignments conveying all of our interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in our favor and against the United States. (See Note 2, “Oil and Gas Properties” to the accompanying financial statements for further information.)

Liquidity and Capital Resources

At March 31, 2011, we had working capital of $939,923. Cash used in operating activities was $23,750 during the three months ended March 31, 2011, as compared to cash used in operating activities of $23,460 for the three months ended March 31, 2010. Cash used in operations during the three months ended March 31, 2011 and 2010 was primarily due to the management fee of $25,000 and $25,000, respectively, paid to Delta Petroleum Corporation (“Delta”), a related party.

Results of Operations

Net loss. We reported net losses of $23,750 and $23,460 for the three months ended March 31, 2011 and 2010, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three months ended March 31, 2011 and 2010.

General and Administrative Expenses. General and administrative expenses consisted of expenses allocated from Delta. For the three months ended March 31, 2011 and 2010, general and administrative expenses were $25,000 and $25,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings except as follows:

We formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, offshore California. Lease 320 was conveyed back to the United States at the conclusion of our previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09 -cv-02013 -EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. The former operator has stated that it intends to appeal this ruling. It is currently unknown whether the appeal will be successful, or what the actual costs of decommissioning the well would be if the former working interest owners are ultimately held liable. If, at the conclusion of the litigation, the working interest owners are held liable, we would be responsible for the payment of our proportionate share of the cost.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the period ended December 31, 2010.

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

AMBER RESOURCES COMPANY OF COLORADO
(Registrant)

Date: May 10, 2011	By:	/s/ Carl E. Lakey
Carl E. Lakey
Principal Executive Officer

	By:	/s/ Kevin K. Nanke
Kevin K. Nanke
Principal Financial Officer