Form 10-Q
period 2011-06-30
AMBER RESOURCES CO OF COLORADO
filed 2011-07-18
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Non-accelerated filer ☑	Accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
4,666,185 shares of common stock $.0625 par value were outstanding as of July 15, 2011.

The terms “Amber,” “Company,” “we,” “our,” and “us” refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Cash	$927,170	$975,507

Total assets	$927,170	$975,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to parent	$12,522	$11,834

Stockholders’ Equity:
Preferred stock, $.10 par value; authorized 5,000,000 shares of Class A convertible preferred stock, none issued	—	—
Common stock, $.0625 par value; authorized 25,000,000 shares, issued and outstanding 4,666,185 shares	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,132,221)	(5,083,196)

Total stockholders’ equity	914,648	963,673

Total liabilities and stockholders’ equity	$927,170	$975,507

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Oil and gas sales	$—	$—

Operating expenses:
General and administrative, including $25,000 in each 2011 and 2010 to parent	25,688	26,584

Operating loss	(25,688)	(26,584)

Other income:
Interest income	413	1,305

Net loss	(25,275)	(25,279)

Accumulated deficit at beginning of the period	(5,106,946)	(5,009,564)

Accumulated deficit at end of the period	$(5,132,221)	$(5,034,843)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Oil and gas sales	$—	$—

Operating expenses:
General and administrative, including $50,000 in each 2011 and 2010 to parent	50,688	51,584

Operating loss	(50,688)	(51,584)

Other income:
Interest income	1,663	2,845

Net loss	(49,025)	(48,739)

Accumulated deficit at beginning of the period	(5,083,196)	(4,986,104)

Accumulated deficit at end of the period	$(5,132,221)	$(5,034,843)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(49,025)	$(48,739)

Net cash used in operating activities	(49,025)	(48,739)

Cash flows from financing activities:
Changes in payable to parent, net	688	1,584

Net cash provided by financing activities	688	1,584

Net change in cash	(48,337)	(47,155)

Cash at beginning of period	975,507	1,070,435

Cash at end of period	$927,170	$1,023,280

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado’s (the “Company”) audited financial statements and notes thereto filed with the Company’s annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company’s operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company’s annual report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission.
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
As the Company has no operating activities and tendered an assignment of its remaining leases to the government just prior to receipt of the litigation proceeds in April 2009, it does not expect to have positive operating cash flows in the future. Further, the Company is currently evaluating its plans with respect to the future of the Company.
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

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)
(2) Oil and Gas Properties
The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the three and six months ended June 30, 2011 and 2010. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.
(3) Contingencies
The Company formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of its previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. It is currently unknown whether or not the appeal will be successful, or what the likely range of costs of decommissioning the well would be if the former working interest owners are ultimately held liable. If, at the conclusion of the litigation, the working interest owners are held liable, the Company would be responsible for the payment of its proportionate share of the cost.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our financial statements filed in Form 10-K for our year ended December 31, 2010. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Background
We (“Amber,” “we,” “us” and “our”) were incorporated in January 1978, and are principally engaged in acquiring, exploring and developing oil and gas properties. Until April of 2009, we owned interests in undeveloped oil and gas properties offshore California, near Santa Barbara. As of June 30, 2011, our remaining principal asset was cash in the bank because during 2009 we delivered assignments conveying all of our interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in our favor and against the United States. (See Note 2, “Oil and Gas Properties” to the accompanying financial statements for further information.)

Liquidity and Capital Resources
At June 30, 2011, we had working capital of $914,648. Cash used in operating activities was $49,025 during the six months ended June 30, 2011, as compared to cash used in operating activities of $48,739 for the six months ended June 30, 2010. Cash used in operations during the six months ended June 30, 2011 and 2010 was primarily due to the management fee of $50,000 and $50,000, respectively, paid to Delta Petroleum Corporation (“Delta”), a related party.
Results of Operations
Net loss. We reported net losses of $25,275 and $25,279 for the three months ended June 30, 2011 and 2010, respectively, and net losses of $49,025 and $48,739 for the six months ended June 30, 2011 and 2010, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three or six months ended June 30, 2011 and 2010.
General and Administrative Expenses. General and administrative expense primarily consisted of expenses allocated from Delta. For the three months ended June 30, 2011 and 2010, general and administrative expenses were $25,688 and $26,584, respectively. For the six months ended June 30, 2011 and 2010, general and administrative expenses were $50,688 and $51,584 respectively.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.

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
As of the date of this report, we are not involved in any legal proceedings except as follows:
We formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of our previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. It is currently unknown whether or not the appeal will be successful, or what the likely range of costs of decommissioning the well would be if the former working interest owners are ultimately held liable. If, at the conclusion of the litigation, the working interest owners are held liable, we would be responsible for the payment of our proportionate share of the cost.

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

AMBER RESOURCES COMPANY OF COLORADO (Registrant)
Date: July 18, 2011	By:	/s/ Carl E. Lakey
Carl E. Lakey
Principal Executive Officer

	By:	/s/ Kevin K. Nanke
Kevin K. Nanke
Principal Financial Officer