Form 10-Q
period 2011-09-30
AMBER RESOURCES CO OF COLORADO
filed 2011-11-09
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
4,666,185 shares of common stock $.0625 par value were outstanding as of November 1, 2011.

The terms “Amber,” “Company,” “we,” “our,” and “us” refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

Cash	$905,664	$975,507

Total assets	$905,664	$975,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to parent	$12,522	$11,834

Stockholders’ Equity:
Preferred stock, $.10 par value; authorized 5,000,000 shares of Class A convertible preferred stock, none issued	—	—
Common stock, $.0625 par value; authorized 25,000,000 shares, issued and outstanding 4,666,185 shares	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,153,727)	(5,083,196)

Total stockholders’ equity	893,142	963,673

Total liabilities and stockholders’ equity	$905,664	$975,507

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Oil and gas sales	$—	$—

Operating expenses:
General and administrative, including $16,667 in 2011 and $25,000 in 2010 to parent	22,280	25,351

Operating loss	(22,280)	(25,351)

Other income:
Interest income	774	1,280

Net loss	(21,506)	(24,071)

Accumulated deficit at beginning of the period	(5,132,221)	(5,034,843)

Accumulated deficit at end of the period	$(5,153,727)	$(5,058,914)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Oil and gas sales	$—	$—

Operating expenses:
General and administrative, including $66,667 in 2011 and $75,000 in 2010 to parent	72,968	76,936

Operating loss	(72,968)	(76,936)

Other income:
Interest income	2,437	4,126

Net loss	(70,531)	(72,810)

Accumulated deficit at beginning of the period	(5,083,196)	(4,986,104)

Accumulated deficit at end of the period	$(5,153,727)	$(5,058,914)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(70,531)	$(72,810)

Net cash used in operating activities	(70,531)	(72,810)

Cash flows from financing activities:
Changes in payable to parent, net	688	1,935

Net cash provided by financing activities	688	1,935

Net change in cash	(69,843)	(70,875)

Cash at beginning of period	975,507	1,070,435

Cash at end of period	$905,664	$999,560

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
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
Effective September 1, 2011, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta a management fee of $100 per quarter and reimburses Delta for any actual expenses incurred by Delta in providing services to Amber. This agreement replaces a previous agreement where the Company paid Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees.
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

AMBER RESOURCES COMPANY OF COLORADO
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(2) Oil and Gas Properties
The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the three and Nine months ended September 30, 2011 and 2010. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.
(3) Contingencies
Decommissioning of Offshore California Lease
The Company formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of its previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. It is currently unknown whether or not the appeal will be successful. In September 2011, however, the Company received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, the Company’s pro rata share of the estimated cost of decommissioning the well would be approximately $756,000. The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required of costs of containment equipment. The operator has indicated the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors. The actual costs of decommissioning the well could be materially different from the estimate provided by the operator. As a non-operator in this well the Company is unable to determine a reasonable estimate of the liability, if any, at this time. If the working interest owners are ultimately held liable, the Company would be responsible for the payment of our proportionate share of the actual cost of any decommissioning operation.

Delta Strategic Alternatives Process
Delta has announced that since July 2011 it has been engaged in a strategic alternatives process in order to maximize value for its shareholders and to address its debt maturities arising in 2012, specifically a January 2012 maturity of its credit facility and the expected mandatory redemption in May 2012 of its $115.0 million senior convertible notes; however, Delta has not received any definitive offer with respect to an acquisition of the company or its assets that implies a value of the assets that is greater than Delta’s aggregate indebtedness. Delta has further stated that it has not been able to identify any significant source of additional financing that is likely to be available on acceptable terms. Delta believes that a restructuring of its indebtedness is likely to be necessary, and it is continuing to discuss potential transactions, including restructuring transactions, with potential purchasers and expects to engage in discussions with certain holders of its notes. Any transaction that is agreed to by Delta in this context may result in a change in control of Delta. If Delta does not enter into such a transaction, it has stated that it will be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. In either event, it is uncertain whether Delta would continue to provide management services to the Company under the terms of our existing management services agreement or otherwise. If Delta were to cease to provide management services for the Company, it could have a material adverse affect on our business, results of operations and financial condition. We cannot provide any assurance that we would be able to continue to operate as an autonomous or separate entity.

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

Background
We (“Amber,” “we,” “us” and “our”) were incorporated in January 1978, and are principally engaged in acquiring, exploring and developing oil and gas properties. Until April of 2009, we owned interests in undeveloped oil and gas properties offshore California, near Santa Barbara. As of September 30, 2011, our remaining principal asset was cash in the bank because during 2009 we delivered assignments conveying all of our interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in our favor and against the United States. (See Note 2, “Oil and Gas Properties” to the accompanying financial statements for further information.)
Liquidity and Capital Resources
At September 30, 2011, we had working capital of $893,142. Cash used in operating activities was $70,531 during the Nine months ended September 30, 2011, as compared to cash used in operating activities of $72,810 for the Nine months ended September 30, 2010. Cash used in operations during the Nine months ended September 30, 2011 and 2010 was primarily due to the management fee of $66,667 and $75,000, respectively, paid to Delta Petroleum Corporation (“Delta”), a related party.
Results of Operations
Net loss. We reported net losses of $21,506 and $24,071 for the three months ended September 30, 2011 and 2010, respectively, and net losses of $70,531 and $72,810 for the Nine months ended September 30, 2011 and 2010, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three or Nine months ended September 30, 2011 and 2010.
General and Administrative Expenses. General and administrative expense primarily consisted of expenses allocated from Delta. Effective September 1, 2011, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta a management fee of $100 per quarter and reimburses Delta for any actual expenses incurred by Delta in providing services to Amber. This agreement replaces a previous agreement where the Company paid Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. For the three months ended September 30, 2011 and 2010, general and administrative expenses were $22,280 and $25,351, respectively. For the Nine months ended September 30, 2011 and 2010, general and administrative expenses were $72,968 and $76,936 respectively.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.
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
As of the date of this report, we are not involved in any legal proceedings except as follows:
We formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of our previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. It is currently unknown whether or not the appeal will be successful. In September 2011, however, we received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, our pro rata share of the estimated cost of decommissioning the well would be approximately $756,000. The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required of costs of containment equipment. The operator has indicated the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors. The actual costs of decommissioning the well could be materially different from the estimate provided by the operator. As a non-operator in this well we are unable to determine a reasonable estimate of the liability, if any, at this time. If the working interest owners are ultimately held liable, we would be responsible for the payment of our proportionate share of the actual cost of any decommissioning operation.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the period ended December 31, 2010 except as follows:
Delta has announced that since July 2011 it has been engaged in a strategic alternatives process in order to maximize value for its shareholders and to address its debt maturities arising in 2012, specifically a January 2012 maturity of its credit facility and the expected mandatory redemption in May 2012 of its $115.0 million senior convertible notes; however, Delta has not received any definitive offer with respect to an acquisition of the company or its assets that implies a value of the assets that is greater than Delta’s aggregate indebtedness. Delta has further stated that it has not been able to identify any significant source of additional financing that is likely to be available on acceptable terms. Delta believes that a restructuring of its indebtedness is likely to be necessary, and it is continuing to discuss potential transactions, including restructuring transactions, with potential purchasers and expects to engage in discussions with certain holders of its notes. Any transaction that is agreed to by Delta in this context may result in a change in control of Delta. If Delta does not enter into such a transaction, it has stated that it will be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. In either event, it is uncertain whether Delta would continue to provide management services to us under the terms of our existing management services agreement or otherwise. If Delta were to cease to provide management services for us, it could have a material adverse affect on our business, results of operations and financial condition. We cannot provide any assurance that we would be able to continue to operate as an autonomous or separate entity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 5.	OTHER INFORMATION. None.

ITEM 6.	EXHIBITS.
Exhibits are as follows:

10.1	Termination of October 1, 1998 Agreement between Amber Resources Company of Colorado and Delta Petroleum Corporation. Filed herewith electronically

10.2	Agreement between Amber Resources Company of Colorado and Delta Petroleum Corporation dated effective September 1, 2011. Filed herewith electronically

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350. Filed herewith electronically

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER RESOURCES COMPANY OF COLORADO
(Registrant)

Date: November 9, 2011	By:	/s/ Carl E. Lakey Carl E. Lakey
Principal Executive Officer

	By:	/s/ Kevin K. Nanke Kevin K. Nanke
Principal Financial Officer