Form 10-K
period 2011-12-31
AMBER RESOURCES CO OF COLORADO
filed 2012-04-10
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yeso Noý Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yeso Noý

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesý Noo

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yesý Noo

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.ý

                 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                                                                                                                   Large accelerated filer o      Accelerated filero
                                                                                                                                   Non-accelerated filerý       Smaller reporting companyo

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yesý Noo

                The aggregate market value as of the Company's voting stock held by non-affiliates of the Company as of June 30, 2011 could not be determined because there is no established public trading market.

                As of March 22, 2012, 4,666,185 shares of registrant's Common Stock $.0625 par value were issued and outstanding.

TABLE OF CONTENTS

PART I

		PAGE

Item 1.	DESCRIPTION OF BUSINESS	4
Item 1A.	RISK FACTORS	9
Item 1B.	UNRESOLVED STAFF COMMENTS	12
Item 2.	DESCRIPTION OF PROPERTIES	12
Item 3.	LEGAL PROCEEDINGS	14
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	15
Item 6.	SELECTED FINANCIAL DATA	15
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	16
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	19
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	19
Item 9A.	CONTROLS AND PROCEDURES	19
Item 9B.	OTHER INFORMATION	20

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	21
Item 11.	EXECUTIVE COMPENSATION	22
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	23
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	23

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	25

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

One important factor known to us at the present time that could cause our actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf is the outcome of litigation between the operator of a lease that we formerly owned and the United States government regarding cleanup costs. A claim has been filed against us in our bankruptcy case by the former operator of an offshore California lease on which the US Department of Interior has asserted that the former working interest owners are obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. If at the conclusion of the litigation the former working interest owners are ultimately deemed to be responsible for cleanup, the former operator has claimed in its filing in our bankruptcy case that we are responsible for the payment of our proportionate share of the actual cost of any decommissioning operation. (See Item 1, “Description of Business - Bankruptcy Filing” and Item 3, “Legal Proceedings” herein.)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

During the fiscal year ended December 31, 2011, Amber Resources Company of Colorado, a subsidiary of Delta Petroleum Corporation, formerly named "Amber Resources Company" ("Amber," the "Company," "we" or "us"), was not actively conducting any business activities. On July 1, 2001 we sold all of our proved producing properties to Delta Petroleum Corporation ("Delta"). As of December 31, 2011, our remaining principal asset was cash in the bank because during 2009 we delivered assignments conveying all of our interests in three undeveloped Federal units located in the Santa Barbara Channel and the Santa Maria Basin offshore California to the United States of America in connection with the entry of a final judgment in the amount of $1,496,235 entered in our favor and against the United States in Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims.

We were established as a Delaware corporation on January 17, 1978. Our offices are located at Suite 4300, 370 17th Street, Denver, Colorado 80202. As of December 31, 2011, Delta owned 4,277,977 shares (91.68%) of our outstanding common stock. We are managed by Delta under a management agreement effective October 1, 1998 which provides for the sharing of the management between the two companies and allocation of related expenses.

In June 2004, we applied for and received a reinstatement of our charter with the State of Delaware which had been voided. In connection with our reinstatement, we were required to change our name to "Amber Resources Company of Colorado." This was due to the fact that our prior name was taken by another company during the period our charter was void.

At December 31, 2011, we had an authorized capital of 5,000,000 shares of $0.10 par value preferred stock of which no shares were issued and 25,000,000 shares of $0.0625 par value common stock of which 4,666,185 shares were issued and outstanding.

Bankruptcy filing

On December 16, 2011 Delta and certain of its subsidiaries, including the Company, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. Although we were not required to file for bankruptcy protection, the Board of Directors determined that it would be in the best interests of us and all of our shareholders for us to take advantage of the protections afforded by the bankruptcy laws, particularly with respect to the potential liability for cleanup costs associated with our former ownership of an interest in OCS Lease 320 in the Sword Unit, Offshore California (see “Legal Proceedings,” Item 3 herein). As of the date of this report, no receiver, fiscal agent or similar officer has been appointed by the Bankruptcy Court for us. Accordingly, we urge that caution be exercised with respect to existing and future investments in our equity securities.

For the duration of our Chapter 11 proceedings, our operations, including our ability to develop and execute a business plan, are subject to the risks and uncertainties associated with Bankruptcy as described below under “Risk Factors.” As such, and because our structure, including our number of outstanding shares, shareholders, majority shareholders, assets, liabilities, officers and/or Directors, may be significantly different following the outcome of our pending Bankruptcy proceedings as compared to our entry into Chapter 11 Bankruptcy, the description of business operations, planned operations and properties described below may not accurately reflect our operations and business plans following the our Bankruptcy reorganization.

On December 16, 2011, we filed a motion in the United States Bankruptcy Court for the District of Delaware (the “Court” or “Bankruptcy Court”) for joint administration of the Amber Resources Company of Colorado case, the Delta Petroleum Corporation case, the DPCA, LLC case, the Delta Exploration Company, Inc. case, the Delta Pipeline, LLC case, the DLC, Inc. case, the CEC, Inc. case and the Castle Texas Production Limited Partnership case. The Court approved the Order for Joint Administration whereby the cases would be procedurally consolidated and jointly administered under the Delta Petroleum Corporation Case No. 11-14006.

Unless the context otherwise requires, the phrases "our bankruptcy case," "our Chapter 11 proceeding" or “the Company’s bankruptcy case” in this report refer to the consolidated and jointly administered bankruptcy cases with Delta.

On December 27, 2011, the Debtors filed a motion (the “Sale Motion”) pursuant to Sections 105, 363, and 365 of the Bankruptcy Code for an order authorizing the sale, free and clear of all liens, claims and encumbrances and for the assumption and assignment of executory contracts. The Sale Motion requested an order to approve bid procedures, approves form and manner of notice of the sales, approval of the form and manner of notice of the assumption and assignment including any cure amounts of executor contracts and unexpired leases, establishment of a sale auction date, establishment of a sale hearing date and grants of related relief. On January 11, 2012, the Bankruptcy Court issued an order approving these matters. After it was determined by Delta that the potential value of its tax attributes to potential bidders would be enhanced by amending the bid procedures order to provide the flexibility of structuring the plan of reorganization as a transfer of stock, a sale of assets, or as a combination sale and stock reorganization, and to extend the bid process until the end of April 2012 in order to allow potential bidders additional time to analyze the decision to submit a plan sponsor proposal or a 363 bid by the bid deadline, an appropriate order was sought and obtained from the Bankruptcy Court on March 22, 2012. Pursuant to the revised procedures, the bid deadline will occur on April 18, 2012. On April 20, 2012, Delta will notify bidders whether or not an auction will occur. If Delta proceeds with an auction, it will take place on April 24, 2012. On May 1, 2012, there will be a sale hearing if an auction has occurred, or a hearing to determine the identity of a plan sponsor for a plan of reorganization if an auction has not occurred.

The deadline for the submission of most claims in our bankruptcy case expired on March 23, 2012. Claims have been submitted against Amber related to certain subordinated promissory note offerings by Delta for a total amount of approximately $268,000,000. We are not guarantors of the notes sold by Delta and believe that we have no liability with respect to those notes. We intend to take the actions necessary to have the claims submitted against us in connection with the notes denied in full, but this is not likely to occur until after a plan of reorganization has been approved.

A claim was also submitted against Amber by Noble Energy, Inc., the former operator of a lease on which the US Department of Interior has asserted that the former working interest owners are obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. If the former working interest owners are ultimately held liable, the former operator has claimed that Amber is responsible for the payment of its proportionate share of the actual cost of any decommissioning operation. The details of this litigation are discussed in Item 3 – Legal Proceedings of this report.

In addition, a claim was submitted against Amber by Macquarie Capital (USA) Inc. (“Macquarie”) for an undetermined amount in connection with a financial advisory services engagement letter with Delta. We are not a direct party to that engagement letter; however, we have not yet determined whether this may be a valid claim against us.

Going Concern

We are operating pursuant to Chapter 11 of the Bankruptcy Code and our continuation as a going concern is contingent upon, among other things, our ability to construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code. These matters create substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Business of Issuer

Since 2009 we have not been engaged in the oil and gas business or any other business. It is anticipated that Delta’s ownership interest in Amber will be sold to a third party along with Delta’s other assets pursuant to a plan of reorganization approved by the Bankruptcy Court.. Upon completion of such a sale, our future activity, if any, would be determined by our new management after the sale.

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

Environmental Protection

If we were to continue to be engaged in the business of acquiring, operating, exploring for and developing natural resources rather than liquidating, we would be subject to various state and local provisions regarding environmental and ecological matters. In such instance, compliance with environmental laws might potentially necessitate significant capital outlays, may materially affect our earnings potential, and could cause material changes in our proposed business. Capital expenditures relating to environmental control facilities have not been material to our operation since our inception. In addition, we do not anticipate that any such expenditures would be material during the year ending December 31, 2012.

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

RISK FACTORS SPECIFICALLY RELATED TO OUR CURRENT REORGANIZATION CASE UNDER CHAPTER 11 OF THE U.S. BANKRUPTCY CODE

WE FILED FOR REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE ON DECEMBER 16, 2011 AND ARE SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH CHAPTER 11 PROCEEDINGS.

For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy, include the following:

  our ability to prosecute, confirm and consummate a Plan of Reorganization (the “Plan”), which has not yet been proposed as of the date of this filing;
  the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;
  our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;
  our ability to obtain and maintain normal terms with consultants, vendors and service providers;
  risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm a proposed Plan, to appoint a Chapter 11 trustee or to convert such Bankruptcy to a Chapter 7 proceeding.

Claims have been submitted against Amber related to note offerings by Delta and total approximately $268,000,000. While we are not a guarantor of the notes sold by Delta and believe that we have no liability with respect to those notes, there can be no assurance that the Bankruptcy Court will deny those claims. In addition, a claim was submitted against Amber by Macquarie Capital (USA) Inc. (“Macquarie”) for an undetermined amount in connection with a financial advisory services engagement letter with Delta. We are not a direct party to that engagement letter; however, we have not yet determined whether this may be a valid claim against us.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. Additionally, the outcome of any confirmed Plan may result in substantial dilution of our existing shareholders, the sale of substantially all of our assets, and/or the failure of the Company to continue as a publicly reporting company, which could cause any investment in the Company to become worthless.

A PLAN OF REORGANIZATION MAY RESULT IN HOLDERS OF OUR COMMON STOCK RECEIVING NO DISTRIBUTION ON ACCOUNT OF THEIR INTERESTS AND CANCELLATION OF THEIR COMMON STOCK.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Bankruptcy proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and may even result in the cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative and may become worthless in the future upon approval of a plan, without any required approval or consent of such shareholders.

THE U.S. BANKRUPTCY CODE MAY RESTRICT OUR ABILITY TO OPERATE.

Under the Bankruptcy Code, all debtors must obtain Bankruptcy Court approval to, among other things:

  sell assets outside the ordinary course of business;
  consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and
  obtain financing secured by the Company’s assets.

In addition, if a trustee is appointed to operate the Company while in Chapter 11 Bankruptcy, the trustee would assume control of our assets.

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

We are controlled by Delta.

As of the date of this report, Delta owns 91.68% of our outstanding common stock. Accordingly, Delta controls the election of our officers and directors and the management of our business. Delta's ownership of such a large percentage of our shares may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

We are subject to the risk of possibly becoming an investment company .

We are not currently engaged in active business operations and no plan of reorganization has been submitted to the Bankruptcy Court concerning whether we will engage in any future business operations or liquidate. If we do not liquidate and do not engage in active business operations it is possible that we could be required to register with the SEC as an investment company. Under Section 3(a)(1)(C) of the Investment Company Act of 1940 (the "1940 Act"), an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines "investment securities" broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Rule 3a-1 under the 1940 Act exempts an issuer if no more than 45% of its total assets consist of, and not more than 45% of its net income (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities of majority-owned subsidiaries and primarily controlled companies. If we do not liquidate and invest our litigation proceeds in investment securities, it is possible that we could inadvertently be deemed to be an investment company under the 1940 Act. If we were to become an inadvertent investment company, we would have one year to divest of a sufficient amount of investment securities and/or acquire other assets sufficient to cause us to no longer be an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

We may be liable for costs to decommission a well in connection with our previous ownership of an oil and gas lease.

The United States government contends that the former working interest owners are obligated to permanently plug and abandon and clear the well site of an exploratory well that was drilled on a lease in which we previously held a working interest. The former operator of the lease has commenced litigation against the United States seeking a declaratory judgment in connection with this matter which is described in Item 3 –Legal Proceedings of this report. It is currently unknown what the costs of decommissioning the well would be if the former working interest owners are ultimately held liable. The former operator has submitted a claim against us in our bankruptcy proceeding in connection with this potential liability. We expect that our management will attempt to have this potential liability discharged in the bankruptcy proceeding. However, there is no assurance that such a discharge would be granted.

We depend on Delta to provide management services.

None of our management personnel is employed by us, but are instead employees of Delta. The loss of any one of our management personnel could severely harm our business. If we cannot retain our current management or attract additional experienced personnel, our ability to conduct our business could be adversely affected. It is anticipated that Delta’s ownership interest in Amber will be sold to a third party along with Delta’s other assets. Following such a sale, we would be dependent on the new shareholder to provide management services for our Company.

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

Holders of our common stock are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, a plurality of holders of our outstanding common stock will be able to elect all of our directors. As of the date of this report, Delta owned 91.68% of our outstanding common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Office Facilities

We share offices with Delta under a management agreement with Delta. Until September 1, 2011, we paid Delta a quarterly management fee of $25,000 for our share of rent, secretarial and administrative, accounting and management services of Delta's officers and employees. Effective September 1, 2011, we entered into a new management agreement with Delta pursuant to which we now pay Delta a management fee of $100 per quarter and reimburse Delta for any actual expenses incurred by Delta in providing services to us.

Oil and Gas Properties

We sold all of our onshore producing properties to Delta on July 1, 2001. As such, no oil and gas revenues were recorded during the years ended December 31, 2011, 2010 and 2009. No reserve estimates were prepared for 2008 as all remaining leases were undeveloped. In April 2009, we conveyed all of our ownership interest in all of our remaining properties to the United States and we currently own no interests in any oil or gas properties. Prior to this conveyance, we owned the properties described below.

Production

Since we sold our producing properties, we no longer have any sales contracts in place. During the years ended December 31, 2011, 2010 and 2009, we have not had, nor do we now have, any long-term supply or similar agreements with governments or authorities pursuant to which we acted as producer.

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

Productive Wells and Acreage

As of December 31, 2011 we had no producing oil and gas wells or developed acreage. Productive wells are producing wells capable of production, including shut in wells. Developed acreage consists of acres spaced or assignable to productive wells.

Undeveloped Acreage

At December 31, 2011, we held no acreage as all of our property interests were conveyed to the United States government during 2009.

Drilling Activities

During the year ended December 31, 2011, we did not participate in any drilling activities.

ITEM 3. LEGAL PROCEEDINGS

Litigation

We formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of our previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals did not rule in either party’s favor, but instead issued an order on March 2, 2012 vacating the judgment and sending the case back to the District Court with instructions to vacate the previous order by the government to permanently plug and abandon the well, and to remand the case to the Department of the Interior for a more extensive explanation as to why it interprets its regulations to require that the former owners permanently plug and abandon the well notwithstanding the government’s breach of the lease. It is currently unknown whether or not the former operator will ultimately be successful in the litigation. In September 2011, however, we received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, our pro rata share of the estimated cost of decommissioning the well would be approximately $756,000. The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required costs of containment equipment. The former operator has indicated that the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors. The actual costs of decommissioning the well could be materially different from the estimate provided by the former operator. As a non-operator in this well we are unable to determine a reasonable estimate of the liability, if any, at this time. If the former working interest owners are ultimately held liable, it is likely that the former operator will assert that we are responsible for the payment of our proportionate share of the actual cost of any decommissioning operation, and the former operator has filed a claim in our bankruptcy case seeking reimbursement in such event. Our bankruptcy counsel has advised us that if the former operator’s claim is allowed it would be treated as a prepetition unsecured claim that would be dealt with as part of the plan of reorganization to be confirmed in our bankruptcy case, and that once the plan is confirmed the former operator would be permanently barred from asserting any further claims against us based on this matter. There can be no assurance at this time that a plan of reorganization will be confirmed in our bankruptcy case.

Chapter 11 Proceedings

Refer to “Item 1. Description of Business,” in this Annual Report for further information regarding our pending Chapter 11 bankruptcy proceedings.

We plan to continue operating our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Other than the legal proceedings described above, we are not a party to, and our properties are not the subject of, any material pending legal proceeding nor to our knowledge, are any such legal proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended December 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market or Markets

We currently have, and have had for the periods covered by this report, no active trading in the over-the-counter market, and there is no assurance that any trading market will develop. Recent regulations and rules by the SEC and the National Association of Securities Dealers virtually assure that there will be little or no trading in our stock unless and until we are quoted on the OTC Bulletin Board or similar quotation service, or listed on NASDAQ or an exchange. There is no assurance that we will be able to meet the requirements for such listing in the foreseeable future. Further, our capital stock may not be able to be traded in certain states until and unless we are able to qualify, exempt or register our stock. Quotations during the years ended December 31, 2011, 2010 and 2009 have not been available.

Approximate Number of Holders of Common Stock

The number of holders of record of our securities at March 29, 2012 was approximately 1,000.

Dividends

We have not historically paid dividends on our stock and no dividend is currently being considered at the present time.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with our financial statements and the accompanying notes.

	2011	2010	2009	2008	2007
Total Revenues	$-	$-	$-	$-	$-
Loss from Operations	(79,876)	(97,092)	(104,742)	(3,620,798)	(102,850)
Loss per Share	(0.02)	(0.02)	(0.02)	(0.78)	(0.02)
Total Assets	906,158	975,507	1,070,435	1,496,235	5,006,560
Total Long-Term Liabilities	-	-	-	-	-
Total Liabilities	22,361	11,834	9,670	330,728	220,255
Total Stockholders’ Equity	883,797	963,673	1,060,765	1,165,507	4,786,305

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 2011 and 2010, we had approximately $0.9 million and $1.0 million of working capital, respectively. The cash used in operating activities for the year ended December 31, 2011 was $76,290 in comparison to cash used by operating activities of $97,092 for the year ended December 31, 2010. We had payables to Delta of $18,775 and $11,834 at December 31, 2011 and 2010, respectively. Based on the cash balances and our plan to liquidate all Amber properties, we believe that we will have sufficient liquidity and capital to meet our daily operational needs and obligations until we liquidate completely, although this cannot be assured until the litigation involving Lease 320 has been fully resolved and all appeals have been exhausted.

We do not currently have a credit facility with any bank. Many of the factors which may affect our future operating performance and liquidity if we continue in business are beyond our control, including oil and natural gas prices and the availability of financing.

We do not have any current liabilities and we believe that funding from Delta and the offshore litigation proceeds received during 2010 will be adequate to fund our operating expenses, if any, and to satisfy any other obligations over the next year; however, claims have been submitted against us in our bankruptcy proceeding for a total of approximately $268,000,000. These claims are related to notes sold by Delta. We are not a guarantor of the notes sold by Delta. We believe that we have no liability with respect to those notes, and intend to take the actions necessary to have the claims submitted against us in connection with the notes denied in full; however, the Bankruptcy Court could hold us liable on the notes which could cause the loss of our cash. In addition, a claim was submitted against us by Macquarie Capital (USA) Inc. (“Macquarie”) for an undetermined amount in connection with a financial advisory services engagement letter with Delta. We are not a direct party to that engagement letter; however, we have not yet determined whether this may be a valid claim against us.

Results of Operations

The following discussion and analysis relate to items that have affected our results of operations for the years ended December 31, 2011, 2010 and 2009. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Years Ended December 31,

	2011	2010	2009

Oil and gas sales	$-	$-	$-

Operating Expenses:
General and administrative, including $66,767 for
2011 and 100,000 for each of the years ended
December 2010 and 2009 payable to parent	82,807	102,165	110,260
Total operating expenses	82,807	102,165	110,260

Operating loss	(82,807)	(102,165)	(110,260)

Other income:
Interest income	2,931	5,073	5,518

Net loss	$(79,876)	$(97,092)	$(104,742)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Loss. Our net losses for the years ended December 31, 2011 and 2010 were $79,876 and $97,092 respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the years ended December 31, 2011 and 2010.

General and Administrative Expenses. General and administrative expense for the year ended December 31, 2011 was $82,807 compared to $102,165 for the year ended December 31, 2010 and primarily consisted of expenses allocated from Delta for both periods. The reduction is due to the fact that effective September 1, 2011 we entered into a new management agreement with Delta which reduced the management fee paid to Delta.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations were based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 1 to our financial statements filed in Form 10-K for our year ended December 31, 2011. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas reserves, oil and gas properties, income taxes, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Given the complexities associated with such estimates and the history of price volatility in the gas and oil markets, events may arise that would require us to record an impairment of the book values associated with our gas and oil properties. As a result of our review, we recognized impairments totaling $3.5 million during the year ended December 31, 2008 to reduce the carrying value of our properties to an amount we ultimately expected to collect from our litigation with the government. As of December 31, 2011 and 2010, we did not own any oil and gas properties.

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

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2011. Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our executive officers and directors as of March 30, 2011 is set forth below:

Name	Age	Positions	Period of Service
Carl E. Lakey	51	President, Chief Executive Officer and Director	July 2010 to Present

Jerrie F. Eckelberger	67	Director	September 1996 to Present
Kevin K. Nanke	47	Treasurer and Chief Financial Financial Officer	December 1999 to Present

Stanley F. Freedman	63	Executive Vice President and Secretary	January 2006 to Present

The following is biographical information as to the business experience of each of our current officers and directors.

Carl E. Lakey has served as the President, Chief Executive Officer and a Director of the Company since July 2010 after John R. Wallace resigned from those positions. Mr. Lakey also serves as the President and Chief Executive Officer and a Director of Delta, which he joined in April 2007 as Senior Vice President of Operations after spending six years managing operations for El Paso's Western Onshore Division and sixteen years at ExxonMobil in various operational and technical positions. On December 16, 2011, Delta and certain of its subsidiaries, including the Company, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Mr. Lakey received a Bachelor of Science degree in Petroleum Engineering from Colorado School of Mines in 1985. He was selected to serve as a Director because of his business experience.

Jerrie F. Eckelberger is an investor, real estate developer and attorney who has practiced law in the State of Colorado since 1971. He graduated from Northwestern University with a Bachelor of Arts degree in 1966 and received his Juris Doctor degree in 1971 from the University of Colorado School of Law. From 1972 to 1975, Mr. Eckelberger was a staff attorney with the Eighteenth Judicial District Attorney's Office in Colorado. From 1975 to present, Mr. Eckelberger has been engaged in the private practice of law and is presently a member of the law firm of Eckelberger & Jackson, LLC. Mr. Eckelberger previously served as an officer, director and corporate counsel for Roxborough Development Corporation. From September of 1996 to the present, Mr. Eckelberger has served as a director of Delta. On December 16, 2011, Delta and certain of its subsidiaries, including the Company, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Since March, 1996, Mr. Eckelberger has engaged in the investment and development of Colorado real estate through several private companies in which he is a principal. Mr. Eckelberger was selected to serve as a Director because of his long experience with Amber and its business.

Kevin K. Nanke, Treasurer and Chief Financial Officer, joined Amber in April 1995. Since April 1, 2005 he has also served as Treasurer and Chief Financial Officer for Delta Petroleum Corporation. From March 17, 2005 until October 31, 2011, he served as the Treasurer, Chief Financial Officer and a Director of DHS Drilling Company. On December 16, 2011, Delta and certain of its subsidiaries, including the Company, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Since 1989, he has been involved in public and private accounting with the oil and gas industry. Mr. Nanke received a Bachelor of Arts in Accounting from the University of Northern Iowa in 1989. Prior to working with us, he was employed by KPMG LLP. He is a member of the Colorado Society of CPA's and the Council of Petroleum Accounting Society.

Stanley F. ("Ted") Freedman has served as our Executive Vice President and Secretary since January 3, 2006 and also serves as the Executive Vice President, General Counsel and Secretary of Delta Petroleum Corporation. From January 3, 2006 until October 31, 2011, he also served as the General Counsel and Secretary of DHS Drilling Company. On December 16, 2011, Delta and certain of its subsidiaries, including the Company, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. He graduated from the University of Wyoming with a Bachelor of Arts degree in 1970 and a Juris Doctor degree in 1975. From 1975 to 1978, Mr. Freedman was a staff attorney with the United States Securities and Exchange Commission. From 1978 to December 31, 2005, he was engaged in the private practice of law in Denver, Colorado.

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

ITEM 11. EXECUTIVE COMPENSATION

No officer or director received compensation directly from us during the years ended December 31, 2011, 2010 and 2009. Mr. Lakey, our President and Chief Executive Officer, Mr. Nanke, our Chief Financial Officer, and Mr. Freedman, our Executive Vice President and Secretary, are compensated by Delta, which compensation is paid under a management agreement with us. No officer or director received stock appreciation rights, restricted stock awards, options, warrants or other similar compensation reportable under this section during any of the above referenced periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) & (b) Security Holdings of Management and Persons Controlling more than 5% of Shares of Common Stock Outstanding on a Fully-Diluted Basis.

Name and Address of Beneficial Owners	Amount & Nature of Beneficial Ownership
			Percent of Class

Delta Petroleum Corporation 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68%	(1)

Carl E. Lakey 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68%	(1)

Jerrie F. Eckelberger 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68%	(1)

Kevin K. Nanke 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68%	(1)

Stanley F. Freedman 370 17th Street, Suite 4300 Denver, CO 80202	4,277,977	(1)	91.68%	(1)

All Directors and Executive Officers as a Group (4 persons)	4,277,977	(1)	91.68%	(1)

(1) All shares are owned by Delta; Messrs. Lakey, Eckelberger, Nanke and Freedman are officers, directors and/or shareholders of Delta.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective September 1, 2011, we and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement we pay Delta a management fee of $100 per quarter and reimburse Delta for any actual expenses incurred by Delta in providing services to us. This agreement replaces a previous agreement where we paid Delta $25,000 per quarter for our share of rent, administrative, accounting and management services of Delta officers and employees.

The charges to us for the provision of services by Delta were $66,766 for the year ended December 31, 2011 and $100,000 for each of the years ended December 31, 2010 and 2009. We had non-interest bearing payables to Delta of $18,675, $11,834 and $9,670 at December 31, 2011, 2010 and 2009, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES: The aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual financial statements for the fiscal years ended 2010 and 2009 and the review of the financial statements included in our Forms 10-Q for such fiscal years were paid by Delta, our parent, pursuant to our agreement under which we pay Delta $25,000 per quarter. Audit fees for the professional services rendered by KPMG LLP for the audit of our annual financial statements for the year ended 2011 will be expensed as billed by KPMG, LLP (See Item 13. “Certain Relationships and Related Transactions.”)

AUDIT-RELATED FEES: No fees were billed for professional services rendered by KPMG LLP for audit related services provided to the Company for the years ended December 31, 2011 and 2010.

TAX FEES: No fees were billed for professional services by KPMG LLP for tax compliance, tax advice, or tax planning to the Company for the years ended December 31, 2011 and 2010.

ALL OTHER FEES: No fees were billed for services rendered by KPMG LLP, other than the services referred to above, for the years ended December 31, 2011 and 2010.

AUDIT COMMITTEE PRE-APPROVAL POLICY: Our independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our independent registered public accounting firm be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of Amber while not impairing its independence. The Audit Committee of Delta must pre-approve permissible non-audit services. During the year ended December 31, 2011, Delta's Audit Committee was not required to approve any non-audit services provided to Delta and its subsidiaries by the independent registered public accounting firm, as none were provided.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
--------------------
Independent Auditors’ Report	F-1
Balance Sheets as of December 31, 2011 and 2010	F-2
Statements of Operations and Accumulated Deficit
Years ended December 31, 2011, 2010 and 2009	F-3
Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009	F-4
Notes to Financial Statements	F-5

(a) (2) Financial Statement Schedules
-----------------------------

None

(a) (3) Exhibits
--------

The Exhibits listed in the Index to Exhibits appearing at page 26 are filed as part of this report.

Management contracts and compensatory plans required to be filed as exhibits are marked with an "*."

INDEX TO EXHIBITS

(2)	Plan of Acquisitions, Reorganization, Arrangement, Liquidation, or Succession. Not applicable.
(3)	Articles of Incorporation and Bylaws.
	3.1	The Articles of Incorporation (Certificate of Incorporation) and Bylaws of the Registrant filed as Exhibits 4 and 5 to Registrant's Form S-1 Registration Statement filed August 28, 1978 with the Securities and Exchange Commission are incorporated herein by reference. The Restated Articles of Incorporation (Restated Certificate of Incorporation) dated January 26, 1988 and Amendment to Restated Certificate of Incorporation dated September 18, 1989 are incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Form10-KSB for the fiscal year ended June 30, 1997.
	3.2	Certificate for Renewal and Revival of Charter. Incorporated by reference from Exhibit 3.2 of the Company's Form 10-K for the fiscal year ended June 30, 2003.
(4)	Instruments Defining the Rights of Security Holders.
	4.1	Certificate of Designation of the Relative Rights of the Class A Preferred Stock of Amber Resources Company dated July 25, 1989. Incorporated by reference to Exhibit 4.1 of the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
(9)	Voting Trust Agreement. Not applicable.
(10)	Material Contracts.
	10.1	Agreement dated March 31, 1993 between Delta Petroleum Corporation and Amber Resources Company. Incorporated by reference from Exhibit 10.1 of the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
	10.2	Amber Resources Company 1996 Incentive Plan. Incorporated by reference from Exhibit 99.1 of the Company's December 4, 1996 Form 8-K. *
	10.3	Agreement between Amber Resources Company and Delta Petroleum Corporation dated effective October 1, 1998. Incorporated by reference from Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended June 30, 1999.
	10.4	Purchase and Sale Agreement between Amber Resources Company and Delta Petroleum Corporation dated July 1, 2001. Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended June 30, 2002.
	10.5	Termination of October 1, 1998 Agreement between Amber Resources Company of Colorado and Delta Petroleum Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 20011.
	10.6	Agreement between Amber Resources Company of Colorado and Delta Petroleum Corporation dated effective September 1, 2011. Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 20011.
(11)	Statement Regarding Computation of Per Share Earnings. Not applicable.
(12)	Statement Regarding Computation of Ratios. Not applicable.

(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders. Not applicable.
(16)	Letter re: Change in Certifying Accountants. Not applicable.
(17)	Letter re: Director Resignation. Not applicable.
(18)	Letter Regarding Change in Accounting Principles. Not applicable.
(19)	Previously Unfiled Documents. Not applicable.
(21)	Subsidiaries of the Registrant. Not applicable.
(22)	Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.
(23)	Consent of Experts and Counsel. Not applicable.
(24)	Power of Attorney. Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.
(32)	Section 1350 Certifications.
	32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350. Filed herewith electronically.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350. Filed herewith electronically.
(99)	Additional Exhibits. Not applicable.
*	Management contracts and compensatory plans.

Independent Auditors’ Report

The Board of Directors and Stockholders

Amber Resources Company of Colorado
(Debtor in Possession)
(A subsidiary of Delta Petroleum Corporation):

We have audited the accompanying balance sheets of Amber Resources Company of Colorado (Debtor in Possession) (the “Company”), a subsidiary of Delta Petroleum Corporation, as of December 31, 2011 and 2010, and the related statements of operations and accumulated deficit, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the related statements of operations and accumulated deficit, and cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company is currently operating pursuant to Chapter 11 of the U.S. Bankruptcy Code having filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware. There are no assurances as to management’s ability to construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP

April 10, 2012

AMBER RESOURCES COMPANY OF COLORADO (Debtor in Possession) (A subsidiary of Delta Petroleum Corporation)

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Cash	$906,158	$975,507

Total assets	$906,158	$975,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities not subject to compromise:
Accrued expenses	$3,586	$-
Payable to parent	-	11,834

Total liabilities not subject to compromise	3,586	11,834

Liabilities subject to compromise:
Payable to parent	18,775	-

Total liabilities	22,361	11,834

Stockholders’ equity:
Preferred stock, $. 10 par value: authorized 5,000,000 shares of Class A convertible preferred stock, none issued

	-	-
Common stock, $. 0625 par value; authorized 25,000,000 shares, issued and outstanding 4,666,185 shares

	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,163,072)	(5,083,196)
Total stockholders’ equity	883,797	963,673

Total liabilities and stockholders’ equity	$906,158	$975,507

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO (Debtor in Possession) (A subsidiary of Delta Petroleum Corporation)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	Years Ended December 31,

		2011		2010		2009
Oil and gas sales		$-		$-		$-
Operating expenses:
General and administrative, including $66,767 for
2011 and $100,000 for each of 2010 and 2009
payable to parent		82,807		102,165		110,260
Total operating expenses		82,807		102,165		110,260
Operating loss		(82,807)		(102,165)		(110,260)
Other income:
Interest income		2,931		5,073		5,518
Net loss		$(79,876)		$(97,092)		$(104,742)
Accumulated deficit at beginning of year		(5,083,196)		(4,986,104)		(4,881,362)
Accumulated deficit at end of year		$(5,163,072)		$(5,083,196)		$(4,986,104)
Basic loss per share	$	(. 02)	$	(. 02)	$	(. 02)
Weighted average number of common shares outstanding		4,666,185		4,666,185		4,666,185

                                                                                                                                                                 See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO (Debtor in Possession) (A subsidiary of Delta Petroleum Corporation)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(79,876)	$(97,092)	$(104,742)
Increase in accrued expenses	3,586
Proceeds from offshore litigation award	-	-	1,496,235

Net cash provided by (used in) operating activities	(76,290)	(97,092)	1,391,493

Cash flows from financing activities:
Changes in accounts payable to parent	6,941	2,164	(321,058)

Net cash provided by (used in) financing activities	6,941	2,164	(321,058)

Net change in cash	(69,349)	(94,928)	1,070,435

Cash at beginning of year	975,507	1,070,435	-

Cash at end of year	$906,158	$975,507	$1,070,435

See accompanying notes to financial statements.

1) Nature of Organization

Organization

Amber Resources Company of Colorado, formerly Amber Resources Company (the “Company”), was incorporated in January, 1978, and is principally engaged in acquiring, exploring, developing, and producing offshore oil and gas properties. As of December 31, 2011 and 2010, the Company did not own any interests in oil and gas properties. As of December 31, 2011 Delta Petroleum Corporation ("Delta") owned 4,277,977 shares (91.68%) of the Company's common stock.

On December 16, 2011, Amber Resources Company of Colorado (the “Debtor”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware (Case No. 11-14013. The bankruptcy filing was filed in connection with other filings made by the Company’s major shareholder, Delta Petroleum Corporation and subsidiaries.

(2) Summary of Significant Accounting Policies

Reorganization

On December 16, 2011, the Company and its major shareholder, Delta Petroleum Corporation, entered into voluntary reorganization under Chapter 11 (See note 3- Reorganization Under Chapter 11). Accordingly, the Company has applied the provisions of Accounting Standards Codification (ASC) 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the financial statements subsequent to bankruptcy filing date.

In accordance with ASC 852.10, all pre-petition liabilities subject to compromise are segregated in the Balance Sheet as of December 31, 2011 and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are segregated in the Balance Sheet as of December 31, 2011. Any revenues, expenses, realized gains and losses and provisions for losses that result from the reorganization are reported separately as reorganization items in the Statements of Operations and Cash Flows.

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

(3) Reorganization under Chapter 11

On December 16, 2011 Delta and certain of its subsidiaries, including the Company, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. Although the Company was not required to file for bankruptcy protection, the Board of Directors determined that it would be in the best interests of the Company to take advantage of the protections afforded by the bankruptcy laws, particularly with respect to the potential liability for cleanup costs associated with the Company’s former ownership of an interest in OCS Lease 320 in the Sword Unit, Offshore California (see “Litigation”). As of the date of this report, no receiver, fiscal agent or similar officer has been appointed by the Bankruptcy Court. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in the Company’s equity securities.

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations, including the Company’s ability to develop and execute a business plan, are subject to the risks and uncertainties associated with bankruptcy as described under “Risk Factors.” As such, and because the Company’s structure, including its number of outstanding shares, shareholders, majority shareholders, assets, liabilities, officers and/or Directors may be significantly different following the outcome of its pending bankruptcy proceedings as compared to its status immediately prior to filing for Chapter 11 bankruptcy, the description of business operations, planned operations and properties described may not accurately reflect the Company’s operations and business plans following its bankruptcy reorganization.

On December 16, 2011, the Company filed a motion in the United States Bankruptcy Court for the District of Delaware (the “Court” or “Bankruptcy Court”) for joint administration of the Amber Resources Company of Colorado case, the Delta Petroleum Corporation case, the DPCA, LLC case, the Delta Exploration Company, Inc. case, the Delta Pipeline, LLC case, the DLC, Inc. case, the CEC, Inc. case, the Castle Texas Production Limited Partnership case and the Castle Exploration Company, Inc. case. The Court approved the Order for Joint Administration and the cases are jointly administered under the Delta Petroleum Corporation Case No. 11-14006.

On December 27, 2011, the Debtors filed a motion (the “Sale Motion”) pursuant to Sections 105, 363, and 365 of the Bankruptcy Code for an order authorizing the sale, free and clear of all liens, claims and encumbrances and for the assumption and assignment of executory contracts. The Sale Motion requested an order to approve bid procedures, approves form and manner of notice of the sales, approval of the form and manner of notice of the assumption and assignment including any cure amounts of executor contracts and unexpired leases, establishment of a sale auction date, establishment of a sale hearing date and grants of related relief. On January 11, 2012, the Bankruptcy Court issued an order approving these matters. On March 20, 2012, Delta announced that it was seeking court approval to amend the bidding procedures for its upcoming auction. On March 22, 2012, the Bankruptcy Court approved the revised procedures.

Pursuant to the revised procedures, the bid deadline will occur on April 18, 2012. On April 20, 2012, Delta will notify bidders whether or not an auction will occur. If Delta proceeds with an auction, it will take place on April 24, 2012. On May 1, 2012, there will be a sale hearing if an auction has occurred, or a hearing to determine the identity of a plan sponsor for a plan of reorganization if an auction has not occurred.

The deadline for the submission of most claims in the Company’s bankruptcy case expired on March 23, 2012. Claims have been submitted against the Company related to note offerings by Delta for a total of approximately $268,000,000. The Company is not a guarantor of the notes sold by Delta. The Company believes that it has no liability with respect to those notes. The Company intends to take the actions necessary to have the claims submitted against it in connection with the notes denied in full.

A claim was also submitted against the Company by Noble Energy, Inc., the former operator of a lease on which the US Department of Interior has asserted that the former working interest owners are obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. If the former working interest owners are ultimately held liable, the former operator has claimed that the Company is responsible for the payment of its proportionate share of the actual cost of any decommissioning operation. (See note 11 – Contingencies)

In addition, a claim was submitted against the Company by Macquarie Capital (USA) Inc. (“Macquarie”) for an undetermined amount in connection with a financial advisory services engagement letter with Delta. The Company is not a direct party to that engagement letter; however, the Company has not yet determined whether this may be a valid claim against it.

(4) Going Concern

The Company is operating pursuant to Chapter 11 of the Bankruptcy Code and its continuation as a going concern is contingent upon, among other things, its ability to construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code. These matters create substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

(5) Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the years ended December 31, 2011, 2010 and 2009. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.

(6) Preferred Stock

The Board of Directors is authorized to issue 5,000,000 shares of preferred stock having a par value of $.10 per share. As of the years ended December 31, 2011, 2010 and 2009, no preferred stock had been issued.

(7) Income Taxes

At December 31, 2011, 2010 and 2009, the Company's significant deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Deferred tax assets:
Oil and gas properties	$-	$-	$-
Net operating loss carryforwards	1,497,038	1,467,564	1,413,137
Gross deferred tax assets	1,497,038	1,467,564	1,413,137

Less valuation allowance	(1,497,038)	(1,467,564)	(1,413,137)
Net deferred tax asset	$-	$-	$-

No income tax expense or benefit has been recorded for the years ended December 31, 2011, 2010 and 2009 since the deferred income expense or benefit that would have otherwise been recorded was offset by a change in the valuation allowance for such net deferred tax assets. The Company is consolidated in Delta's income tax return and accounts for its income tax as if it filed a separate return.

The deferred tax asset has a full valuation allowance because the Company does not believe it is more likely than not that the net operating loss carryforwards will be used due to the lack of current or planned income generating activities. At December 31, 2011, the Company had net operating loss carryforwards for regular tax purposes of approximately $4.0 million.

The Company had no unrecognized tax benefits as of December 31, 2011, 2010 and 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2011.

The tax years 2008 through 2011 for federal returns and 2007 through 2010 for state returns remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

(8) Related Party Transactions

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

The charges to the Company for the provision of services by Delta were $66,766 for the year ended December 31, 2011 and $100,000 for each of the years ended December 31, 2010 and 2009. The Company had non-interest bearing payables to Delta of $18,675, $11,834 and $9,670 at December 31, 2011, 2010 and 2009, respectively.

(9) Disclosures About Capitalized Costs, Costs Incurred and Major Customers

There were no capitalized costs related to oil and gas producing activities for the years ended December 31, 2011, 2010 and 2009.

There were no costs incurred in oil and gas producing activities for the years ended December 31, 2011, 2010 and 2009.

The Company manages its business through one operating segment.

There were no customers for the years ended December 31, 2011, 2010 and 2009.

(10) Information Regarding Proved Oil and Gas Reserves (Unaudited)

The Company sold all its producing properties to Delta on July 1, 2001. As such, no reserve estimates were prepared for the past three years.

(11) Contingencies

The Company formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of its previous litigation with the government (Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia (Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals did not rule in either party’s favor, but instead issued an order on March 2, 2012 vacating the judgment and sending the case back to the District Court with instructions to vacate the previous order by the government to permanently plug and abandon the well, and to remand the case to the Department of the Interior for a more extensive explanation as to why it interprets its regulations to require that the former owners permanently plug and abandon the well notwithstanding the government’s breach of the lease. It is currently unknown whether or not the former operator will ultimately be successful in the litigation. In September 2011, however, the Company received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, the Company’s pro rata share of the estimated cost of decommissioning the well would be approximately $756,000. The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required of costs of containment equipment. The operator has indicated that the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors. The actual costs of decommissioning the well could be materially different from the estimate provided by the operator. As a non-operator in this well the Company is unable to determine a reasonable estimate of the liability, if any, at this time. If the former working interest owners are ultimately held liable, it is likely that the former operator will assert that the Company is responsible for the payment of its proportionate share of the actual cost of any decommissioning operation, and the former operator has filed a claim in the Company’s bankruptcy case seeking reimbursement in such event. The Company’s bankruptcy counsel has advised the Company that if the former operator’s claim is allowed it would be treated as a prepetition unsecured claim that would be dealt with as part of the plan of reorganization to be confirmed in the Company’s bankruptcy case, and that once the plan is confirmed the former operator would be permanently barred from asserting any further claims against the Company based on this matter. There can be no assurance at this time that a plan of reorganization will be confirmed in the Company’s bankruptcy case.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER RESOURCES COMPANY OF COLORADO

Date: April 10, 2012	By:	/s/ Carl E. Lakey
Carl E. Lakey, Principal Executive Officer
Date: April 10, 2012	By:	/s/ Kevin K. Nanke
Kevin K. Nanke, Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Carl E. Lakey	April 10, 2012
Carl E. Lakey, Director

/s/ Jerrie F. Eckelberger	April 10, 2012
Jerrie F. Eckelberger, Director