Form 10-Q
period 2012-03-31
AMBER RESOURCES CO OF COLORADO
filed 2012-05-15
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [X]
Accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [x] No [ ]

4,666,185 shares of common stock $.0625 par value were outstanding as of May 11, 2011.

	INDEX
PART I	FINANCIAL INFORMATION	PAGE NO.
ITEM 1.	Financial Statements
	Balance Sheets – March 31, 2012 and December 31, 2011 (unaudited)
		3
	Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2012 and 2011 (unaudited)

		4
	Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)
		5
	Notes to Financial Statements (unaudited)	10
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
		14
ITEM 4.	Controls and Procedures	14
PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	14
ITEM 1A.	Risk Factors	15
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
		16
ITEM 3.	Defaults on Senior Securities	16
ITEM 5.	Other Information	16
ITEM 6.	Exhibits	16
Signatures		17

The terms "Amber," "Company," "we," "our," and "us" refer to Amber Resources Company of Colorado unless the context suggests otherwise.

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Cash	$906,609	$906,158

Total assets	$906,609	$906,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Accrued expenses	$15,429	$3,586
Payable to parent	6,313	-
Total liabilities not subject to compromise	21,742	3,586

Liabilities subject to compromise:
Payable to parent	18,775	18,775

Total liabilities	40,517	22,361

Stockholders' Equity:
Preferred stock, $. 10 par value; authorized 5,000,000 shares of Class A convertible preferred stock, none issued

	-	-
Common stock, $. 0625 par value; authorized 25,000,000 shares, issued and outstanding 4,666,185 shares

	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,180,777)	(5,163,072)

Total stockholders' equity	866,092	883,797

Total liabilities and stockholders’ equity	$906,609	$906,158

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Oil and gas sales	$-	$-

Operating expenses:
General and administrative, including $100 in 2012 and $25,000 in 2011 to parent
	18,157	25,000

Operating loss	(18,157)	(25,000)

Other income:
Interest income	451	1,250

Net loss	(17,706)	(23,750)

Accumulated deficit at beginning of the period	(5,163,071)	(5,083,196)

Accumulated deficit at end of the period	$(5,180,777)	$(5,106,946)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2012	2011
Cash flows from operating activities:
Net loss	$(17,706)	$(23,750)

Net cash used in operating activities	(17,706)	(23,750)

Cash flows from financing activities:
Changes in payable to parent, net	18,157	-

Net cash provided by financing activities	18,157	-

Net change in cash	451	(23,750)

Cash at beginning of period	906,158	975,507

Cash at end of period	$906,609	$951,757

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Three Months Ended March 31, 2012 and 2011
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, in accordance with those rules, do not include all the information and notes required by generally accepted accounting principles for complete financial statements. As a result, these unaudited financial statements should be read in conjunction with Amber Resources Company of Colorado's (the "Company") audited financial statements and notes thereto filed with the Company's annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company and the results of its operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

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

Subsequent events were evaluated through the date of issuance of these financial statements at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

On December 16, 2011, the Company and its major shareholder, Delta Petroleum Corporation, entered into voluntary reorganization under Chapter 11 (See note 2 - Reorganization Under Chapter 11). Accordingly, the Company has applied the provisions of Accounting Standards Codification (ASC) 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the financial statements subsequent to bankruptcy filing date. In accordance with ASC 852.10, all pre- petition liabilities subject to compromise are segregated in the Balance Sheet and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are segregated in the Balance Sheet. Any revenues, expenses, realized gains and losses and provisions for losses that result from the reorganization are reported separately as reorganization items in the Statements of Operations and Cash Flows.

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

(2) Reorganization under Chapter 11

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

On May 8, 2012, the Debtors obtained approval from the bankruptcy court to proceed with utilizing Laramie Energy II, LLC ("Laramie") as the sponsor of a plan of reorganization. Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intend to form a new joint venture, to be called Piceance Energy LLC (“Piceance Energy”). The assets of Piceance Energy are anticipated to consist of both Laramie's and Delta's current Piceance Basin assets. Piceance Energy would be owned 66.66% by Laramie and 33.34% by a newly reorganized Delta Petroleum (“Reorganized Delta”). In addition to the 33.34% membership interest, Piceance Energy would distribute $75 million to Reorganized Delta to be used to pay bankruptcy expenses and to repay secured debt. Reorganized Delta would retain Delta’s interest in Amber, its interest in the Point Arguello unit of offshore California, other miscellaneous assets and certain tax attributes. It is anticipated that the common stock of Reorganized Delta would be owned by Delta’s creditors, and Delta’s current shareholders would not receive any consideration under the reorganization plan.

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

A claim was also submitted against the Company by Noble Energy, Inc., the former operator of a lease on which the US Department of Interior has asserted that the former working interest owners are obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. If the former working interest owners are ultimately held liable, the former operator has claimed that the Company is responsible for the payment of its proportionate share of the actual cost of any decommissioning operation. (See note 4 – Contingencies)

In addition, a claim was submitted against the Company by Macquarie Capital (USA) Inc. (“Macquarie”) for an undetermined amount in connection with a financial advisory services engagement letter with Delta. The Company is not a direct party to that engagement letter; however, the Company has not yet determined whether this may be a valid claim against it.

(3) Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the three months ended March 31, 2012 and 2011. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $ 1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.

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

(5) Contingencies

The Company formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of its previous litigation with the government ( Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia ( Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09 -cv-02013 -EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals did not rule in either party’s favor, but instead issued an order on March 2, 2012 vacating the judgment and sending the case back to the District Court with instructions to vacate the previous order by the government to permanently plug and abandon the well, and to remand the case to the Department of the Interior for a more extensive explanation as to why it interprets its regulations to require that the former owners permanently plug and abandon the well notwithstanding the government’s breach of the lease. It is currently unknown whether or not the former operator will ultimately be successful in the litigation. In September 2011, however, the Company received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, the Company’s pro rata share of the estimated cost of decommissioning the well would be approximately $756,000. The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required costs of containment equipment. The operator has indicated that the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors. The actual costs of decommissioning the well could be materially different from the estimate provided by the operator. As a non -operator in this well the Company is unable to determine a reasonable estimate of the liability, if any, at this time. If the former working interest owners are ultimately held liable, it is likely that the former operator will assert that the Company is responsible for the payment of its proportionate share of the actual cost of any decommissioning operation, and the former operator has filed a claim in the Company’s bankruptcy case seeking reimbursement in such event. The Company’s bankruptcy counsel has advised the Company that if the former operator’s claim is allowed, it would be treated as a pre-petition unsecured claim that would be dealt with as part of the plan of reorganization to be confirmed in the Company’s bankruptcy case, and that once the plan is confirmed, the former operator would be permanently barred from asserting any further claims against the Company based on this matter. There can be no assurance at this time that a plan of reorganization will be confirmed in the Company’s bankruptcy case.

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

Liquidity and Capital Resources

At March 31, 2012, we had working capital of $866,092. Cash used in operating activities was $17,706 during the three months ended March 31, 2012, as compared to cash used in operating activities of $23,750 for the three months ended March 31, 2011. Cash used in operations during the three months ended March 31, 2012 was primarily due to fees related to December 31, 2011 year end reporting. Cash used in operations during the three months ended March 31, 2011 was primarily due to the management fee of $25,000 paid to Delta Petroleum Corporation (“Delta”), a related party.

Results of Operations

Net loss. We reported net losses of $17,706 and $23,750 for the three months ended March 31, 2012 and 2011, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the three months ended March 31, 2012 and 2011.

General and Administrative Expenses. General and administrative expense primarily consisted of expenses allocated from Delta. Effective September 1, 2011, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta a management fee of $100 per quarter and reimburses Delta for any actual expenses incurred by Delta in providing services to Amber. This agreement replaces a previous agreement where the Company paid Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. For the three months ended March 31, 2012 and 2011, general and administrative expenses were $18,157 and $25,000, respectively.

Bankruptcy filing

On December 16, 2011 Delta and certain of its subsidiaries, including the Company, filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. Although we were not required to file for bankruptcy protection, the Board of Directors determined that it would be in the best interests of us and all of our shareholders for us to take advantage of the protections afforded by the bankruptcy laws, particularly with respect to the potential liability for cleanup costs associated with our former ownership of an interest in OCS Lease 320 in the Sword Unit, Offshore California (see “Legal Proceedings,”

Item 1 of Part II herein). As of the date of this report, no receiver, fiscal agent or similar officer has been appointed by the Bankruptcy Court for us. Accordingly, we urge that caution be exercised with respect to existing and future investments in our equity securities.

For the duration of our Chapter 11 proceedings, our operations, including our ability to develop and execute a business plan, are subject to the risks and uncertainties associated with Bankruptcy as described in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Risk Factors.” As such, and because our structure, including our number of outstanding shares, shareholders, majority shareholders, assets, liabilities, officers and/or Directors, may be significantly different following the outcome of our pending Bankruptcy proceedings as compared to our entry into Chapter 11 Bankruptcy, the description of business operations, planned operations and properties described below may not accurately reflect our operations and business plans following our Bankruptcy reorganization.

On December 16, 2011, we filed a motion in the United States Bankruptcy Court for the District of Delaware (the “Court” or “Bankruptcy Court”) for joint administration of the Amber Resources Company of Colorado case, the Delta Petroleum Corporation case, the DPCA, LLC case, the Delta Exploration Company, Inc. case, the Delta Pipeline, LLC case, the DLC, Inc. case, the CEC, Inc. case, the Castle Exploration Company, Inc case and the Castle Texas Production Limited Partnership case. The Court approved the Order for Joint Administration whereby the cases would be procedurally consolidated and jointly administered under the Delta Petroleum Corporation Case No. 11-14006. Unless the context otherwise requires, the phrases "our bankruptcy case," "our Chapter 11 proceeding" or “the Company’s bankruptcy case” in this report refer to the consolidated and jointly administered bankruptcy cases with Delta.

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

On May 8, 2012, the Debtors obtained approval from the bankruptcy court to proceed with utilizing Laramie Energy II, LLC ("Laramie") as the sponsor of a plan of reorganization. Delta entered into a non-binding term sheet describing a transaction by which Laramie and Delta intend to form a new joint venture, to be called Piceance Energy LLC (“Piceance Energy”). The assets of Piceance Energy are anticipated to consist of both Laramie's and Delta's current Piceance Basin assets. Piceance Energy would be owned 66.66%

by Laramie and 33.34% by a newly reorganized Delta Petroleum (“Reorganized Delta”). In addition to the 33.34% membership interest, Piceance Energy would distribute $75 million to Reorganized Delta to be used to pay bankruptcy expenses and to repay secured debt. Reorganized Delta would retain Delta’s interest in Amber, its interest in the Point Arguello unit of offshore California, other miscellaneous assets and certain tax attributes. It is anticipated that the common stock of Reorganized Delta would be owned by Delta’s creditors, and Delta’s current shareholders would not receive any consideration under the reorganization plan.

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

A claim was also submitted against Amber by Noble Energy, Inc., the former operator of a lease on which the US Department of Interior has asserted that the former working interest owners are obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. If the former working interest owners are ultimately held liable, the former operator has claimed that Amber is responsible for the payment of its proportionate share of the actual cost of any decommissioning operation. The details of this litigation are discussed in Part II, Item 1 – Legal Proceedings of this report.

In addition, a claim was submitted against Amber by Macquarie Capital (USA) Inc. (“Macquarie”) for an undetermined amount in connection with a financial advisory services engagement letter with Delta. We are not a direct party to that engagement letter; however, we have not yet determined whether this may be a valid claim against us.

Going Concern

We are operating pursuant to Chapter 11 of the Bankruptcy Code and our continuation as a going concern is contingent upon, among other things, our ability to construct and obtain confirmation of a plan of reorganization under the Bankruptcy Code. These matters create substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings except as follows:

Litigation

We formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of our previous litigation with the government ( Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia ( Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09-cv-02013-EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals did not rule in either party’s favor, but instead issued an order on March 2, 2012 vacating the judgment and sending the case back to the District Court with instructions to vacate the previous order by the government to permanently plug and abandon the well, and to remand the case to the Department of the Interior for a more extensive explanation as to why it interprets its regulations to require that the former owners permanently plug and abandon the well notwithstanding the government’s breach of the lease. It is currently unknown whether or not the former operator will ultimately be successful in the litigation. In September 2011, however, we received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, our pro rata share of the estimated cost of decommissioning the well would be approximately $756,000. The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required costs of containment equipment. The former operator has indicated that the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors. The actual costs of decommissioning the well could be materially different from the estimate provided by the former operator. As a non-operator in this well we are unable to determine a reasonable estimate of the liability, if any, at this time. If the former working interest owners are ultimately held liable, it is likely that the former operator will assert that we are responsible for the payment of our proportionate share of the actual cost of any decommissioning operation, and the former operator has filed a claim in our bankruptcy case seeking reimbursement in such event. Our bankruptcy counsel has advised us that if the former operator’s claim is allowed, it would be treated as a pre- petition unsecured claim that would be dealt with as part of the plan of reorganization to be confirmed in our bankruptcy case, and that once the plan is confirmed, the former operator would be permanently barred from asserting any further claims against us based on this matter. There can be no assurance at this time that a plan of reorganization will be confirmed in our bankruptcy case

Chapter 11 Proceedings

Refer to “Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” in this Quarterly Report for further information regarding our pending Chapter 11 bankruptcy proceedings.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the period ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS.

Exhibits are as follows:

10.1	Term Sheet setting forth the terms and conditions of a proposed joint venture between Delta Petroleum Corporation and Laramie Energy II, LLC. Filed herewith electronically

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically

32.1	Certification of principal executive officer pursuant to 18 U. S. C. Section 1350. Filed herewith electronically

32.2	Certification of principal financial officer pursuant to 18 U. S. C. Section 1350. Filed herewith electronically

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBER RESOURCES COMPANY OF COLORADO
(Registrant)

Date: May 15, 2012	By:	/s/ Carl E. Lakey
Carl E. Lakey
Principal Executive Officer

	By:	/s/ Kevin K. Nanke
Kevin K. Nanke
Principal Financial Officer