Form 10-Q
period 2012-06-30
AMBER RESOURCES CO OF COLORADO
filed 2012-08-14
CIK 276750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [X]
Accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [x] No [ ]

4,666,185 shares of common stock $.0625 par value were outstanding as of July 31, 2012.

	INDEX
PART I	FINANCIAL INFORMATION	PAGE NO.
ITEM 1.	Financial Statements
	Balance Sheets – June 30, 2012 and December 31, 2011 (unaudited)
		3
	Statements of Operations and Accumulated Deficit for the Three Months Ended June 30, 2012 and 2011 (unaudited)

		4
	Statements of Operations and Accumulated Deficit for the Six Months Ended June 30, 2012 and 2011 (unaudited)

		5
	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)
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

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Cash	$873,069	$906,158

Total assets	$873,069	$906,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise:
Accrued expenses	$6,111	$3,586
Payable to parent	11,430	-
Total liabilities not subject to compromise	17,541	3,586

Liabilities subject to compromise:
Payable to parent	12,622	18,775

Total liabilities	30,163	22,361
Stockholders' Equity:
Preferred stock, $. 10 par value; authorized
5,000,000 shares of Class A convertible
preferred stock, none issued	-	-
Common stock, $. 0625 par value; authorized
25,000,000 shares, issued and outstanding
4,666,185 shares	291,637	291,637
Additional paid-in capital	5,755,232	5,755,232
Accumulated deficit	(5,203,963)	(5,163,072)
Total stockholders' equity	842,906	883,797

Total liabilities and stockholders’ equity	$873,069	$906,158

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended June 30,

	2012	2011
Oil and gas sales	$-	$-
Operating expenses:
General and administrative, including $100 in 2012 and $25,000 in 2011 to parent
	23,635	25,688
Operating loss	(23,635)	(25,688)

Other income:
Interest income	449	413
Net loss	(23,186)	(25,275)
Accumulated deficit at beginning of the period	(5,180,777)	(5,106,946)
Accumulated deficit at end of the period	$(5,203,963)	$(5,132,221)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Six Months Ended June 30,

	2012	2011
Oil and gas sales	$-	$-
Operating expenses:
General and administrative, including $200 in 2012 and $50,000 in 2011 to parent
	41,792	50,688
Operating loss	(41,792)	(50,688)
Other income:
Interest income	900	1,250
Net loss	(40,892)	(49,025)
Accumulated deficit at beginning of the period	(5,163,071)	(5,083,196)

Accumulated deficit at end of the period	$(5,203,963)	$(5,132,221)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
	4,666,185	4,666,185

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2012	2011
Cash flows from operating activities:
Net loss	$(40,892)	$(49,025)
Net cash used in operating activities	(40,892)	(49,025)
Cash flows from financing activities:
Changes in payable to parent, net	7,803	688
Net cash provided by financing
activities	7,803	688
Net change in cash	(33,089)	(48,337)
Cash at beginning of period	906,158	975,507
Cash at end of period	$873,069	$927,170

See accompanying notes to financial statements.

AMBER RESOURCES COMPANY OF COLORADO
(Debtor in Possession)
(A Subsidiary of Delta Petroleum Corporation)
Notes to Financial Statements
Six Months Ended June 30, 2012 and 2011
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

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations, including the Company’s ability to develop and execute a business plan, are subject to the risks and uncertainties associated with bankruptcy as described in the Company's annual report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission under “Risk Factors.” As such, and because the Company’s structure, including its number of outstanding shares, shareholders, majority shareholders, assets, liabilities, officers and/or Directors may be significantly different following the outcome of its pending bankruptcy proceedings as compared to its status immediately prior to filing for Chapter 11 bankruptcy, the description of business operations, planned operations and properties described may not accurately reflect the Company’s operations and business plans following its bankruptcy reorganization.

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

The Debtors filed a Disclosure Statement and an initial version of a Plan of Reorganization on June 4, 2012, and filed amended versions on June 29, 2012. On July 5, 2012, the Debtors obtained approval of the Disclosure Statement at a hearing on July 5, 2012. Under the terms of the proposed Plan of Reorganization (the "Plan"), each holder of an allowed general unsecured claim against the Company would receive its pro rata share of any cash that may exist in the Company's estate after all allowed claims senior to the general unsecured claims and allowed noteholder claims against the Company are paid in full, or reserved in accordance with the Plan, in full satisfaction, settlement, release, and discharge of and in exchange for such general unsecured claim.

Under the terms of the proposed Plan, on the effective date the legal, equitable and contractual rights of each holder of shares of the Company's common stock would be extinguished, canceled and discharged and such stockholders would not receive any distribution or consideration in connection with such shares and the Company would be liquidated. However, if the holders of all of the allowed claims against the Company's estate have been paid in full, the rights of the stockholders of the Company will not be extinguished, canceled or discharged, and any remaining assets owned by the Company will be held by the recovery trustee pending a decision by the Company's board of directors as to if and when to distribute such remaining assets.

Certain holders of claims against the Debtors are being asked to vote on the acceptance of the Plan. A hearing to consider the confirmation of the Plan will be held on August 15, 2012.

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

(3) Oil and Gas Properties

The Company sold all of its onshore producing properties to Delta Petroleum Corporation on July 1, 2001. As such, no oil and gas revenues were recorded during the six months ended June 30, 2012 and 2011. In April 2009, the Company conveyed all of its ownership interest in all of its remaining properties to the United States in connection with the entry of a final judgment in the amount of $ 1,496,235 entered in the Company’s favor and against the government in a lawsuit alleging that the U.S. government materially breached the terms of certain undeveloped federal leases, some of which were part of the Company’s offshore California properties. The Company has not owned any interests in any oil or gas properties since it conveyed its remaining properties to the United States.

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

Liquidity and Capital Resources

At June 30, 2012, we had working capital of $873,069. Cash used in operating activities was $40,892 during the six months ended June 30, 2012, as compared to cash used in operating activities of $49,025 for the six months ended June 30, 2011. Cash used in operations during the six months ended June 30, 2012 was primarily due to fees related to December 31, 2011 year end reporting. Cash used in operations during the six months ended June 30, 2011 was primarily due to the management fee of $25,000 paid to Delta Petroleum Corporation (“Delta”), a related party.

Results of Operations

Net loss. We reported net losses of $23,186 and $25,275 for the three months ended June 30, 2012 and 2011, respectively, and net losses of $ 40,892 and $49,025 for the six months ended June 30, 2012 and 2011, respectively. As all of our producing properties were sold on July 1, 2001, there were no revenues, production volumes, lease operating expenses or depletion in the six months ended June 30, 2012 and 2011.

General and Administrative Expenses. General and administrative expense primarily consisted of expenses allocated from Delta. Effective September 1, 2011, the Company and Delta entered into an agreement which provides for the sharing of management between the two companies. Under this agreement the Company pays Delta a management fee of $100 per quarter and reimburses Delta for any actual expenses incurred by Delta in providing services to Amber. This agreement replaces a previous agreement where the Company paid Delta $25,000 per quarter for its share of rent, administrative, accounting and management services of Delta officers and employees. For the three months ended June 30, 2012 and 2011, general and administrative expenses were $23,635 and $25,688, respectively. For the six months ended June 30, 2012 and 2011, general and administrative expenses were $41,792 and $50,688, respectively.

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

The Debtors filed a Disclosure Statement and an initial version of a Plan of Reorganization on June 4, 2012, and filed amended versions on June 29, 2012. On July 5, 2012, the Debtors obtained approval of the Disclosure Statement at a hearing on July 5, 2012. Under the terms of the proposed Plan of Reorganization (the "Plan"), each holder of an allowed general unsecured claim against the Company would receive its pro rata share of any cash that may exist in the Company's estate after all allowed claims senior to the general unsecured claims and allowed noteholder claims against the Company are paid in full, or reserved in accordance with the Plan, in full satisfaction, settlement, release, and discharge of and in exchange for such general unsecured claim.

Under the terms of the proposed Plan, on the effective date the legal, equitable and contractual rights of each holder of shares of the Company's common stock would be extinguished, canceled and discharged and such stockholders would not receive any distribution or consideration in connection with such shares and the Company would be liquidated. However, if the holders of all of the allowed claims against the Company's estate have been paid in full, the rights of the stockholders of the Company will not be extinguished, canceled or discharged, and any remaining assets owned by the Company will be held by the recovery trustee pending a decision by the Company's board of directors as to if and when to distribute such remaining assets.

Certain holders of claims against the Debtors are being asked to vote on the acceptance of the Plan. A hearing to consider the confirmation of the Plan will be held on August 15, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow appropriate decisions on a timely basis regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings except as follows:

Litigation

We formerly owned a 0.97953% working interest in OCS Lease 320 in the Sword Unit, Offshore California. Lease 320 was conveyed back to the United States at the conclusion of our previous litigation with the government ( Amber Resources Co., et al. vs. United States, Civ. Act. No. 2-30 filed in the United States Court of Federal Claims) when the courts determined that the government had breached that lease (among others) and was liable to the working interest owners for damages; however, the government now contends that the former working interest owners are still obligated to permanently plug and abandon an exploratory well that was drilled on the lease and to clear the well site. The former operator of the lease commenced litigation against the government in United States District Court for the District of Columbia ( Noble Energy Corp. vs. Kenneth L. Salazar, Secretary United States Department of the Interior, et al No. 1:09 -cv-02013 -EGS) seeking a declaratory judgment that the former working interest owners are not responsible for these costs as a result of the government’s breach of the lease. On April 22, 2011, the Court entered a judgment in favor of the government, ruling that the working interest owners jointly and severally share the responsibility to permanently plug and abandon the subject well, and that this duty was not discharged by the government’s breach of contract. On May 11, 2011, the former operator filed an appeal of this ruling to the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals did not rule in either party’s favor, but instead issued an order on March 2, 2012 vacating the judgment and sending the case back to the District Court with instructions to vacate the previous order by the government to permanently plug and abandon the well, and to remand the case to the Department of the Interior for a more extensive explanation as to why it interprets its regulations to require that the former owners permanently plug and abandon the well notwithstanding the government’s breach of the lease. It is currently unknown whether or not the former operator will ultimately be successful in the litigation. In September 2011, however, we received an estimate from the operator indicating that, based on available information of resources to mobilize and demobilize a rig to the well, our pro rata share of the estimated cost of decommissioning the well would be approximately $756,000. The estimate that was provided does not contain any anticipated expenditures for the preparation of an environmental impact study, regulatory permitting matters at any level or any expenditure estimates for potentially required costs of containment equipment. The former operator has indicated that the estimate is subject to material fluctuations in cost based upon rig mobilization costs and other factors. The actual costs of decommissioning the well could be materially different from the estimate provided by the former operator. As a non -operator in this well we are unable to determine a reasonable estimate of the liability, if any, at this time. If the former working interest owners are ultimately held liable, it is likely that the former operator will assert that we are responsible for the payment of our proportionate share of the actual cost of any decommissioning operation, and the former operator has filed a claim in our bankruptcy case seeking reimbursement in such event. Our bankruptcy counsel has advised us that if the former operator’s claim is allowed, it would be treated as a pre-petition unsecured claim that would be dealt with as part of the plan of reorganization to be confirmed in our bankruptcy case, and that once the plan is confirmed, the former operator would be permanently barred from asserting any further claims against us based on this matter.

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

AMBER RESOURCES COMPANY OF COLORADO
(Registrant)

Date:	August 14, 2012	By:	/s/ Carl E. Lakey
Carl E. Lakey Principal Executive Officer
		By:	/s/ John T. Young, Jr.
John T. Young, Jr. Principal Financial Officer